Form 10-Q
period 2007-09-30
Abraxis Biosciences, Inc.
filed 2007-12-20
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33657

Abraxis BioScience, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0431735
(State of Incorporation)	(I.R.S. Employer Identification No.)

11755 Wilshire Boulevard, Suite 2000 Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

(310) 883-1300

(Registrant’s telephone number, including area code)

N/A

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 27, 2007, the registrant had 39,989,794 shares of $0.001 par value common stock outstanding.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Combined Balance Sheets

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$864	$525
Accounts receivable, net of allowances for doubtful accounts of $19 in 2007 and $15 in 2006 and net of chargebacks of $1,074 in 2007 and $1,491 in 2006	34,926	27,822
Inventories	74,967	80,121
Prepaid expenses and other current assets	15,211	7,142
Income tax receivable	4,252	—
Deferred income taxes	38,499	21,216

Total current assets	168,719	136,826
Property, plant and equipment, net	144,470	116,176
Investment in Drug Source Company, LLC	8,440	5,504
Intangible assets, net of accumulated amortization of $57,466 in 2007 and $28,439 in 2006	214,901	243,383
Goodwill	241,361	241,361
Other non-current assets	22,578	21,533

Total assets	$800,469	$764,783

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$32,431	$24,079
Accrued liabilities	54,200	28,890
Income taxes payable	—	18,522
Deferred revenue	39,225	39,225
Minimum royalties payable	25	1,017

Total current liabilities	125,881	111,733
Deferred income taxes, non-current	38,499	29,000
Long-term portion of deferred revenue	128,753	158,135
Other non-current liabilities	6,059	6,894

Total liabilities	299,192	305,762
Abraxis BioScience net investment in New Abraxis, Inc.	500,169	458,165
Accumulated other comprehensive income	1,108	856

Net investment in New Abraxis, Inc.	501,277	459,021

Total liabilities and net investment in New Abraxis	$800,469	$764,783

See accompanying notes to condensed combined financial statements

Abraxis BioScience, Inc.

Condensed Combined Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Abraxane® revenue	$86,368	$52,320	$235,919	$118,763
Other revenue	1,423	1,056	6,982	6,153

Net revenue	87,791	53,376	242,901	124,916
Cost of sales	11,618	5,751	26,176	16,807

Gross profit	76,173	47,625	216,725	108,109
Operating expenses:
Research and development	28,708	13,214	61,368	49,052
Selling, general and administrative	55,688	39,134	177,935	81,014
Amortization of 2006 merger related intangibles	9,653	9,653	28,958	17,697
2006 Merger related in-process research and development charge	—	—	—	83,447
Other 2006 merger related costs	—	4,866	—	17,239
Equity in net income of Drug Source Company, LLC	(1,044)	(1,479)	(2,941)	(2,228)

Total operating expense	93,005	65,388	265,320	246,221

Loss from operations	(16,832)	(17,763)	(48,595)	(138,112)
Interest income and other	162	(11)	557	427
Interest expense	(49)	(45)	(106)	(4,726)

Loss before income taxes	(16,719)	(17,819)	(48,144)	(142,411)
Provision (benefit) for income taxes	53	(6,919)	(11,730)	(22,821)

Net loss	$(16,772)	$(10,900)	$(36,414)	$(119,590)

See accompanying notes to condensed combined financial statements

Abraxis Bioscience, Inc.

Condensed Combined Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net loss	$(36,414)	$(119,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,348	4,063
Amortization	282	533
Amortization of merger related inventory step-up	—	737
Amortization of merger related intangibles	28,958	17,697
Merger related in-process research and development charge	—	83,447
Stock-based compensation	15,306	19,364
Non-cash legal expense	14,763	—
Loss on disposal of property, plant and equipment	275	15
Deferred income taxes	(7,784)	(42,280)
Equity in net income of Drug Source Company, LLC, net of dividends received	(2,936)	(2,227)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,104)	15,878
Inventories	5,154	(7,260)
Prepaid expenses and other current assets	(12,321)	(5,110)
Non-current receivables from related parties	(1)	214
Deferred revenue	(29,382)	188,800
Minimum royalties payable	(992)	(13)
Amounts due to officer/stockholder	—	(1,255)
Other non-current liabilities	(835)	5,289
Accounts payable and accrued expenses	18,255	43,278

Net cash provided by (used in) operating activities	(7,428)	201,580

Cash flows from investing activities:
Purchases of property, plant and equipment	(35,537)	(74,005)
Purchases of other non-current assets	(1,750)	(2,096)

Net cash used in investing activities	(37,287)	(76,101)

Cash flows from financing activities:
Repayment of borrowings	—	(190,000)
Net transactions with Abraxis BioScience	44,844	61,459

Net cash provided by (used in) financing activities	44,844	(128,541)

Effect of exchange rates translation on cash	210	944

Net increase (decrease) in cash and cash equivalents	339	(2,118)
Cash and cash equivalents at beginning of period	525	2,291

Cash and cash equivalents at end of period	$864	$173

See accompanying notes to condensed combined financial statements

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

(1)	Summary of Significant Accounting Policies

Separation

On November 13, 2007, Abraxis BioScience (“Old Abraxis”) was separated into two independent publicly-traded companies, one holding the former Abraxis Pharmaceutical Products business, which focused primarily on manufacturing and marketing oncology, anti-infective and critical care hospital-based generic injectable products and marketing proprietary anesthetic/analgesic products (which is referred to collectively as the “hospital-based business”), and the other holding the former Abraxis Oncology and Abraxis Research businesses, which focused primarily on Old Abraxis’ internally developed proprietary product, Abraxane®, and its proprietary product candidates (which is referred to as the “proprietary business”). Following the separation, the proprietary business changed its name from New Abraxis, Inc. to Abraxis BioScience, Inc. and the hospital-based business is operated under the name APP Pharmaceuticals, Inc. Unless the context requires otherwise, references to “we,” “us” or “our” refer to Abraxis BioScience, Inc. (formerly New Abraxis, Inc.) and its subsidiaries, including its operating subsidiary Abraxis BioScience, LLC, and references to “APP” refer to APP Pharmaceuticals, Inc. and its subsidiaries, including its operating subsidiary APP Pharmaceuticals, LLC. References to the historical assets, liabilities, products, businesses or activities of our company are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Old Abraxis prior to the separation.

In connection with the separation, stockholders of Old Abraxis as of November 13, 2007 received one share of our company for every four shares of Old Abraxis held as of that date. In addition, in connection with the separation, we entered into a separation and distribution agreement that provides for, among other things, the principal corporate transactions required to effect the separation and other specified terms governing our relationship with APP after the spin-off. We also entered into various agreements with APP, including (i) a transition services agreement pursuant to which we and APP agreed to continue to provide each other with various services on an interim, transitional basis, for periods up to 24 months depending on the particular service; (ii) a manufacturing agreement whereby us and APP agreed to manufacture Abraxane® and certain other products and to provide other manufacturing-related services for a period of four or five years; (iii) an employees matters agreement providing for each company’s respective obligations to employees and former employees who are or were associated with their respective businesses, and for other employment and employee benefit matters; (iv) various real estate leases; (v) a tax allocation agreement.

We are one of the few fully integrated biotechnology companies, with a breakthrough marketed product (Abraxane®), global ownership of our proprietary technology platform and clinical pipeline, dedicated nanoparticle manufacturing capabilities for worldwide supply integrated with seasoned in-house capabilities, including discovery, clinical drug development, regulatory and sales and marketing.

We own the worldwide rights to Abraxane®, a next-generation, nanometer-sized, solvent-free taxane that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. We believe the successful launch of Abraxane® validates our nab™ tumor targeting technology, a novel biologically interactive (receptor-mediated) system to deliver chemotherapeutic agents in high concentrations preferentially to all tumors secreting a protein called SPARC, which attracts and binds to albumin.

Basis of Presentation

The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements.

These statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 2006, included in our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for other future periods. The balance sheet information at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in combination and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

On April 18, 2006, American Pharmaceutical Partners, Inc. or “Old APP”, completed a merger with American BioScience, Inc., or ABI, Old APP’s former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005, which we refer to as the “2006 Merger.” APP’s certificate of incorporation was amended to change its name to Abraxis BioScience, Inc (Old Abraxis).

For accounting purposes, the 2006 Merger was treated as a downstream merger with ABI viewed as the surviving entity, although Old APP was the surviving entity for legal purposes. As such, effective as of the merger date, the 2006 Merger was accounted for as an implied acquisition of Old APP’s minority interests using the purchase method of accounting. Therefore, the historical book value of the minority interests was stepped up to its estimated fair values and the historical shareholders’ equity of the accounting acquirer, ABI, was retroactively restated for the equivalent number of shares received in the 2006 Merger. The purchase price attributed to minority interests was allocated to the minority interests’ pro-rata share of Old APP’s tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The excess of the purchase price attributed to minority interests over the minority interests’ pro-rata share of the fair values of APP’s assets and liabilities was recorded as goodwill. As part of the separation, we were allocated $241.4 million in goodwill from the 2006 Merger that is associated with our operations.

Principles of Combination

Basis of Accounting and Combination

The combined financial statements include the assets, liabilities and results of operations of the legal entities and components of Old Abraxis that constituted the proprietary business that was separated and contributed to us subsequent to September 30, 2007. Such entities include, among others, our wholly-owned operating subsidiary, Abraxis BioScience, LLC, wholly-owned subsidiaries of Abraxis BioScience, LLC, Pharmaceutical Partners Switzerland GmbH, VivoRx AutoImmune, Inc. and Chicago BioScience, LLC, as well as its majority-owned subsidiaries, Resuscitation Technologies, LLC and Cenomed BioSciences, LLC. Additionally, the combined statements include our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions have been eliminated in combination. Historical cost basis of assets and liabilities has been reflected in these financial statements. Because a direct ownership relationship did not exist among all the various units prior to the date of the combined financial statements, Old Abraxis’ investment in us is shown in lieu of stockholder’s equity in the combined financial statements. Management believes that the assumptions underlying the combined financial statements are reasonable. However, the financial information in these financial statements does not include all the expenses that would have been incurred had we been a separate, stand-alone entity and does not reflect our results of operations, financial position and cash flows had we been a stand-alone company during the periods presented.

Investment in Drug Source Company, LLC

Drug Source Company is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for the three and nine months ended September 30, 2007 was $1.0 million and $2.9 million, respectively, compared to $1.5 million and $2.2 million, respectively in the comparable periods of 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred or capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We often enter into agreements for research and development of goods and service. As such, we are evaluating the impact that the adoption of EITF 07-3 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. Based on our current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

(2)	Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	September 30, 2007			December 31, 2006
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$3,801	$—	$3,801	$5,043	$—	$5,043
Work in process	9,201	—	9,201	8,534	2,589	11,123
Raw materials	61,702	263	61,965	45,062	18,893	63,955

	$74,704	$263	$74,967	$58,639	$21,482	$80,121

Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we considered the market, pricing and demand for competing products, its anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory.

Included in the amount pending approval at December 31, 2006 were raw materials of $17.7 million of paclitaxel (whole plant) and $1.2 million of other Abraxane®-related products, all of which have received FDA approval at the Melrose Park facility and therefore can be used for production of Abraxane®. Additionally, at December 31, 2006, semi-finished products of $2.6 million in other Abraxane®-related products at APP’s Grand Island facility were awaiting FDA or European approval. We received approval from the FDA for the production of Abraxane® at APP’s Grand Island facility in September 2007, and European approval at this facility is anticipated in the first quarter of 2008.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or its product cost exceeds realizable market value. In instances where inventory is at or approaching expiry, is not expected to be saleable based on quality and control standards or for which the selling price has fallen below cost, we reserve for any inventory impairment based on the specific facts and circumstances. Provisions for inventory reserves are reflected in the financial statements as an element of cost of sales with inventories presented net of related reserves.

(3)	Acquisitions and Other Transactions

Acquisition of Puerto Rico Manufacturing Facility

In February 2007, Old Abraxis completed the acquisition of the Pfizer Inc. Cruce Davila manufacturing facility in Barceloneta, Puerto Rico for $32.5 million in cash. This 56-acre site consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU- and US-compliant injectable pharmaceuticals, as well as protein-based biologics and metered-dosed inhalers. In addition, the acquisition included a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant, and two support facilities with quality assurance and laboratories, totaling 262,000 square feet. Under the terms of the agreement, the active pharmaceutical ingredients plant is leased back to Pfizer. The acquisition was accounted for as an asset purchase, and the purchase price was allocated based upon independent fair values of the acquired assets. In connection with the separation, this entire facility was contributed to APP, but APP has agreed to convey back to us the active pharmaceutical ingredients manufacturing plant currently leased to Pfizer.

Cenomed Joint Venture

In April 2007, we formed a joint venture with Cenomed, Inc. to create Cenomed BioSciences, LLC. This venture is designed to further the research and development of novel drugs that interact with the central nervous system focused on psychiatric and neurological diseases, including the treatment of schizophrenia, neuroprotection, mild cognitive impairment and memory/attention impairment associated with aging, attention deficit hyperactivity disorder and pain. We made an initial contribution of $0.5 million to the joint venture and intend to provide funds for further development of these drugs. Cenomed BioSciences, LLC is consolidated in our condensed consolidated financial statements.

Exclusive License of Intellectual Property Portfolio

In May 2007, we entered into an agreement with the University of Southern California (USC) that provides us with the exclusive worldwide development and commercialization rights for an intellectual property portfolio of diagnostic protein biomarkers for therapy response, therapy toxicity and disease recurrence in colorectal cancers (CRCs).

Biocon Agreements

In June 2007, we entered into an agreement with Biocon Limited under which we licensed the right to develop and commercialize a biosimilar version of G-CSF (granulocyte-colony stimulating factor) in North America and the European Union. G-CSF is an haematopoietic growth factor that works by encouraging the bone marrow to produce white blood cells. Therapeutic G-CSF is primarily used for the treatment of neutropenia, the lowering of the white blood cells that fight infections. Biocon has received regulatory approval from the Indian DCGI for its G-CSF product for the treatment of neutropenia in cancer patients. Under the terms of the agreement, we paid Biocon a $7.5 million licensing fee, which was recorded as research and development expense in the three months ended September 30, 2007, and, following regulatory approval in the licensed territories, we will pay royalties to Biocon based on a percentage of net sales under the agreement.

In June 2007, we also entered into an agreement with Biocon Limited under which we granted Biocon the right to market and sell Abraxane® in India, Pakistan, Bangladesh, Sri Lanka, United Arab Emirates, Saudi Arabia, Kuwait and certain other South Asian and Persian Gulf countries. We will receive payments from Biocon based on the higher of a percentage of net sales or a specified profit split under the license agreement. In October 2007, we received regulatory approval from India’s Drug Controller General to market Abraxane® for the treatment of metastic breast cancer in India. Commercial introduction of Abraxane® in the Indian market is expected in 2008 following completion of appropriate importation certifications.

Acquisition of Manufacturing Facility in Phoenix, Arizona

In July 2007, we acquired Watson Pharmaceuticals, Inc.’s sterile injectable manufacturing facility in Phoenix, Arizona. This fully-equipped facility, comprising approximately 200,000 square feet, includes manufacturing as well as chemistry and microbiology laboratories and has the ability to manufacture lyophilized powders, suspension products, and aqueous and oil solutions. In connection with the acquisition, we have agreed to contract manufacture certain injectable products for and on behalf of Watson for a specified period of time.

California NanoSystems Institute

In July 2007, we entered into a research collaboration agreement with the California NanoSystems Institute, or CNSI, at UCLA under which the parties agreed to collaborate on early research in nanobiotechnology for the advancement of new technologies in medicine. Under the agreement, we agreed to contribute $10 million over ten years to fund collaborative projects in the new CNSI building at UCLA. The partnership provides CNSI and our researchers the opportunity to jointly pursue innovative approaches to the diagnosis and treatment of life-threatening diseases, leveraging the complementary resources and skills of both organizations.

(4)	Related Party Transactions

For each of the periods presented, our product development and general and administrative functions were fully integrated with Old Abraxis, including product development, treasury, payroll, internal audit, information technology, corporate income tax, legal services and investor relations. In addition, Old Abraxis provided manufacturing services to us at cost. After the separation, certain of these arrangements will continue on a temporary basis for a period generally not to exceed 24 months, or four or five years in the case of manufacturing-related activities and lease arrangements. The accompanying financial statements reflect the application of certain estimates and allocations and management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative head count, sales, square footage and management knowledge. These allocated operating expenses totaled $8.8 million and $6.2 million for the three months ended September 30, 2007 and 2006, respectively, and $27.9 million and $16.0 million for the nine-months ended September 30, 2007 and 2006, respectively. The financial information in these combined financial statements does not include all the expenses that would have been incurred had we been a separate, stand-alone entity. As such, the financial information herein is not necessarily reflective of our combined financial position, results of operations and cash flows in the future or what they would have been, had we been a separate, stand-alone entity during the periods presented.

(5)	Accrued Liabilities

Accrued liabilities consist of the following at:

	September 30, 2007	December 31, 2006
	(in thousands)
Sales and marketing	$15,731	$9,983
Payroll and employee benefits	9,859	6,733
Legal and insurance	15,987	1,035
Restricted stock units—short-term	9,953	9,670
Other	2,670	1,469

	$54,200	$28,890

Additionally, legal-related expense of $23.8 million is accounted for in selling, general and administrative expense in the nine months ended September 30, 2007.

(6)	Income Taxes

In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of January 1, 2007. The adoption of this statement did not have a material impact on our combined results of operation and financial condition.

As of September 30, 2007, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in the condensed combined balance sheet, was $1.0 million. This entire amount would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in its provision for income taxes.

At September 30, 2007, principally due to nondeductible book amortization expense, our deferred tax assets exceeded our deferred tax liabilities. In the judgment of management, it is more likely than not that the resulting net deferred tax asset will not be realized. Therefore, we recorded a valuation allowance of $8.1 million against our deferred tax assets at September 30, 2007. As we generated taxable income in 2006, the net operating losses incurred in 2007 could be carried back to offset that taxable income. Accordingly, we recorded an income tax benefit of $11.7 million in the nine months ended September 30, 2007; without the valuation allowance, the benefit would have been $19.8 million.

Old Abraxis or one of its subsidiaries filed income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the second quarter of 2007, the Internal Revenue Service (IRS) concluded an examination of Old Abraxis’ U.S. income tax returns for tax years 2004 and 2005. In addition, Old Abraxis recently received a “no adjustment” closing letter from the IRS in regard to an audit of its previous parent company, American BioScience, Inc. (ABI), related to a 2002 net operating loss carry back to consolidated tax years 1997, 1998, 1999, 2000 and 2001.

The Illinois Department of Revenue has commenced an audit of Old Abraxis’ Combined Unitary Tax Returns for tax years 2003 through 2005. In addition, Old Abraxis received notice of intent to examine income tax returns from California (tax years 2004-2006), Massachusetts (2005-2006) and North Carolina (2003-2006). The California and Massachusetts audits began in the fourth quarter of 2007, and the North Carolina audit is expected to being in the first quarter of 2008. There are no other open federal, state or foreign government income tax audits of Old Abraxis.

The results of the closed federal and state audits above have been reflected in our financial statements.

(7)	Comprehensive Income

Elements of comprehensive income, net of income taxes, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Foreign currency translation adjustments	$288	$130	$210	$944
Unrealized gain (loss) on marketable equity securities	(107)	(1,146)	41	(1,546)

Other comprehensive income (loss)	181	(1,016)	251	(602)
Net loss	(16,772)	(10,900)	(36,414)	(119,590)

Comprehensive loss	$(16,591)	$(11,916)	$(36,163)	$(120,192)

At September 30, 2007 and December 31, 2006, we had cumulative foreign currency translation gain adjustments of $0.5 million and $0.3 million, respectively. In addition, at September 30, 2007 and December 31, 2006, we had cumulative unrealized gains on marketable equity securities of $0.6 million and $0.5 million, respectively.

(8)	Contingencies

Litigation

In December 2004, a former officer and employee and a former director of ABI filed a demand for arbitration with the American Arbitration Association against us and our Chief Executive Officer. In the arbitration, this individual asserted that we improperly terminated his employment and that the defendants breached various promises allegedly made to him. This individual sought various forms of relief, including monetary damages and equity interests in our common stock. In addition, in May 2006, this same former officer filed an action against us, ABI and certain of our directors in Cook County, Illinois relating to the 2006 merger between us and ABI alleging that the defendants breached fiduciary duties to our stockholders by causing us to enter into the merger agreement. In July 2007, the Court dismissed this action on the grounds of forum non-conveniens. In September 2007, this same individual filed a substantially identical action in Los Angeles Superior Court, County of Los Angeles. The parties entered into a settlement agreement and release in October 2007 with respect to all disputes between the parties. Pursuant to the indemnification provisions of the definitive agreements for the merger between us and ABI, the former ABI shareholders indemnified us for approximately two-thirds of the obligations under the settlement agreement and the amount is recorded as a non-cash legal expense in our condensed financial statements.

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the 2006 merger between us and ABI. We were a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s stockholders and caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. In May 2007, the plaintiffs voluntarily dismissed the derivative and unjust enrichment claims, and the action is proceeding as a putative class action solely against the individual defendants.

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging that we willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan-owned patents. Élan seeks unspecified damages and an injunction. In August 2006, we filed a response to Élan’s complaint contending that we did not infringe on the Élan patents and that the Élan patents are invalid. The trial has been set to begin in June 2008.

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, would not have a material adverse effect on our consolidated financial position or results of operations.

We record accruals for contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. As of September 30, 2007, $11.6 million remained accrued for litigation matters described above. We cannot otherwise reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for the remaining contingencies, nor is it possible to accurately predict or determine the eventual outcome of these matters. These assessments involve complex judgments about future events and rely on estimates and assumptions. Although we believe we have substantial defenses in these matters, litigation is inherently unpredictable and we could in the future incur judgments or enter into settlements that could have a material adverse effect on our results of operations.

Regulatory Matters

We are subject to regulatory oversight by the United States Food and Drug Administration and other regulatory authorities with respect to the development, manufacturing and marketing of our products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Management has designed and operates a system of controls to attempt to ensure compliance with regulatory requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission contain forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the market adoption of and demand for our existing and new pharmaceutical products, including Abraxane®;

•	the amount and timing of costs associated with Abraxane®;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the impact of competitive products and pricing;

•	the impact of any adverse litigation;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•

our ability, and that of our suppliers, to comply with laws, regulations and standards, and the application and interpretation of those laws, regulations and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors; and

•	the impact of recent legislative changes to the governmental reimbursement system.

Additionally, there are several factors and assumptions that could affect our separation into two independent publicly-traded companies and cause actual results to differ materially from those expressed in our forward looking statements:

•	increased demands on our management team as a result of the separation; and

•	the risk that the benefits from the separation may not be fully realized or may take longer or realize than expected;

•

risks inherent in acquisitions, divestures and spinoffs, including the capital resources required for acquisitions , business risks, legal risks and risks associated with the tax accounting treatment for such transactions.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in “Item 1A: Risk Factors” of Part II of this Form 10-Q and other documents we file from time to time with the Securities and Exchange Commission. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our condensed combined financial statements and the accompanying notes included in this Quarterly Report and our information statement filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2007.

Background

We are one of the few fully integrated global biotechnology companies, with a breakthrough marketed product (Abraxane®), global ownership of our proprietary technology platform and clinical pipeline, dedicated nanoparticle manufacturing capabilities for worldwide supply integrated with seasoned in-house capabilities, including discovery, clinical drug development, regulatory and sales and marketing.

We are dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients safer and more effective treatments for cancer and other critical illnesses. Our portfolio includes the world’s first and only protein-based nanoparticle chemotherapeutic compound (Abraxane®) which is based on our proprietary tumor targeting technology known as the nab™ technology platform. This nab™ technology platform is the first to exploit the tumor’s biology against itself, taking advantage of an albumin-specific, receptor-mediated transport system and allowing the delivery of a drug from the vascular space across the blood vessel wall to the underlying tumor tissue. Abraxane® is the first clinical and commercial validation of our nab™ technology platform. From the discovery and research phase to development and commercialization, we are committed to rapidly enhancing our product pipeline and accelerating the delivery of breakthrough therapies that will transform the lives of patients who need them.

We own the worldwide rights to Abraxane®, a next generation, nanometer-sized, solvent-free taxane that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. We believe the successful launch of Abraxane® validates our nab™ tumor targeting technology, a novel biologically interactive (receptor-mediated) system to deliver chemotherapeutic agents in high concentrations preferentially to all tumors secreting a protein called SPARC, which attracts and binds to albumin.

Separation

On November 13, 2007, Abraxis BioScience (“Old Abraxis”) was separated into two independent publicly-traded companies, one holding the former Abraxis Pharmaceutical Products business, which focused primarily on manufacturing and marketing oncology, anti-infective and critical care hospital-based generic injectable products and marketing proprietary anesthetic/analgesic products (which is referred to collectively as the “hospital-based business”), and the other holding the former Abraxis Oncology and Abraxis Research businesses, which focused primarily on Old Abraxis’ internally developed proprietary product, Abraxane®, and its proprietary product candidates (which is referred to as the “proprietary business”). Following the separation, the proprietary business changed its name from New Abraxis, Inc. to Abraxis BioScience, Inc. and the hospital-based business is operated under the name APP Pharmaceuticals, Inc. Unless the context requires otherwise, references to “we,” “us” or “our” refer to Abraxis BioScience, Inc. (formerly New Abraxis, Inc.) and its subsidiaries, including its operating subsidiary Abraxis BioScience, LLC, and references to “APP” refers to APP Pharmaceuticals, Inc. and its subsidiaries, including its operating subsidiary APP Pharmaceuticals, LLC. References to the historical assets, liabilities, products, businesses or activities of our company are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Old Abraxis prior to the separation.

In connection with the separation, stockholders of Old Abraxis as of November 13, 2007 received one share of our company for every four shares of Old Abraxis held as of that date. In addition, in connection with the separation, we entered into a separation and distribution agreement that provides for, among other things, the principal corporate transactions required to effect the separation and other specified terms governing our relationship with APP after the spin-off. We also entered into various agreements with APP, including (i) a transition services agreement pursuant to which we and APP agreed to continue to provide each other with various services on an interim, transitional basis, for periods up to 24 months depending on the particular service; (ii) a manufacturing agreement whereby us and APP agreed to manufacture Abraxane® and certain other products and to provide other manufacturing-related services for a period of four or five years; (iii) an employees matters agreement providing for each company’s respective obligations to employees and former employees who are or were associated with their respective businesses, and for other employment and employee benefit matters; (iv) various real estate leases; and (v) a tax allocation agreement.

Also, in connection with the separation, APP contributed approximately $700 million in cash to us. We intend to use this contribution primarily to establish our presence globally in connection with the worldwide commercialization of Abraxane®, to support clinical trial activity to expand indications for Abraxane®, to invest in research and development to commercialize our clinical and discovery pipelines and for potential strategic opportunities as well as for general corporate purposes, including working capital and capital expenditures.

2006 Merger

On April 18, 2006, American Pharmaceutical Partners, Inc. or “Old APP”, completed a merger with American BioScience, Inc., or ABI, Old APP’s former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005, which we refer to as the “2006 Merger.” APP’s certificate of incorporation was amended to change its name to Abraxis BioScience, Inc (Old Abraxis).

For accounting purposes, the 2006 Merger was treated as a downstream merger with ABI viewed as the surviving entity, although Old APP was the surviving entity for legal purposes. As such, effective as of the merger date, the 2006 Merger was accounted for as an implied acquisition of Old APP’s minority interests using the purchase method of accounting. Therefore, the historical book value of the minority interests was stepped up to its estimated fair values and the historical shareholders’ equity of the accounting acquirer, ABI, was retroactively restated for the equivalent number of shares received in the 2006 Merger. The purchase price attributed to minority interests was allocated to the minority interests’ pro-rata share of Old APP’s tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The excess of the purchase price attributed to minority interests over the minority interests’ pro-rata share of the fair values of APP’s assets and liabilities was recorded as goodwill. As part of the separation, we were allocated $241.4 million in goodwill from the 2006 Merger that is associated with our operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and September 30, 2006

The following table sets forth the results of our operations for each of the three months ended September 30, 2007 and 2006, and forms the basis for the following discussion of our operating activities:

	Three Months Ended September 30,		Change Favorable (Unfavorable)
	2007	2006	$	%
	(in thousands, except percentages)
Abraxane revenue	$86,368	$52,320	$34,048	65%
Other revenue	1,423	1,056	367	35%

Net revenue	87,791	53,376	34,415	64%
Cost of sales	11,618	5,751	(5,867)	(102)%

Gross profit	76,173	47,625	28,548	60%
Percent to net revenue	86.8%	89.2%
Operating expenses:
Research and development costs	28,708	13,214	(15,494)	(117)%
Percent to net revenue	32.7%	24.8%
Selling, general and administrative	55,688	39,134	(16,554)	(42)%
Percent to net revenue	63.4%	73.3%
Amortization of 2006 merger related intangibles	9,653	9,653	—	—
2006 merger related in-process research and development charge	—	—	—	—
Other 2006 merger related costs	—	4,866	4,866	100%
Equity in net income of Drug Source Co, LLC	(1,044)	(1,479)	(435)	(29)%

Total operating expenses	93,005	65,388	(27,617)	(42)%

Percent to net revenue	105.9%	122.5%
Loss from operations	(16,832)	(17,763)	931	5%
Percent to net revenue	(19.2)%	(33.3)%
Interest income (expense) and other	162	(11)	173	1,573%
Interest expense	(49)	(45)	(4)	(9)%

Loss before income taxes	(16,719)	(17,819)	1,100	6%
Provision (benefit) for income taxes	53	(6,919)	(6,972)	(101)%

Net Loss	$(16,772)	$(10,900)	$(5,872)	$(54)%

Net Revenue

Net revenue for the three months ended September 30, 2007 increased $34.4 million, or 64%, to $87.8 million as compared to the same 2006 quarter.

Abraxane® revenue for the three months ended September 30, 2007 increased $34.0 million to $86.4 million as compared to $52.3 million in the same quarter of 2006. The increase was primarily due to increased market penetration. The three months ended September 30, 2007 and 2006 each included $9.1 million of deferred revenue recognized relating to the co-promotion agreement with AstraZeneca. Excluding the recognition of previously deferred revenue for both periods, total Abraxane® revenue for the three months ended September 30, 2007 increased to $77.3 million, or 79%, from $43.2 million in the previous year’s comparable quarter.

Other revenue for the third quarter of 2007, increased to $1.4 million from $1.1 million in the prior year comparable quarter. Other revenue primarily includes revenue generated from our licensing agreement for Abraxane® in Japan with Taiho Pharmaceutical Co., Ltd. The increase was from contract sales at our Phoenix, AZ manufacturing facility acquired in July 2007.

Gross Profit

Gross profit for the three months ended September 30, 2007 was $76.2 million, or 86.8% of net revenue, as compared to $47.6 million, or 89.2% of net revenue in the same quarter of 2006. The three-month periods ended September 30, 2007 and 2006 each included the recognition of $9.1 million of revenue previously deferred under the AstraZeneca co-promotion agreement. Excluding the deferred revenue recognized as part of the co-promotion agreement, gross margin as a percentage of net revenue was 85.2% and 87.0% for the quarter ended September 30, 2007 and 2006, respectively.

Research and Development

Research and development expense for the three months ended September 30, 2007 increased $15.5 million, or 117%, to $28.7 million as compared to the same quarter in 2006. The increase was primarily due to increased biosimilar development activities and costs associated with the start-up of our Phoenix, Arizona manufacturing facility.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2007 increased $16.6 million to $55.7 million, or 63.4% of net revenue, from $39.1 million, or 73.3% of net revenue, for the same period in 2006. The increase was due primarily to increased legal-related expense and activities supporting the increase in Abraxane® product sales, which includes costs for commission expense relating to the co-promotion agreement with AstraZeneca, which went into effect on June 28, 2006, the expanded marketing activities relating to Abraxane®, and costs associated with expected launch of Abraxane® in the European Union. The increase in selling, general and administrative expense was partially offset by the cost sharing agreement between us and AstraZeneca pursuant to the co-promotion agreement.

Amortization and 2006 Merger Costs

The three months ended September 30, 2007 and 2006 both included $9.7 million of amortization related to intangibles associated with the 2006 Merger. In addition, the three months ended September 30, 2006 included $4.9 million in direct merger and transaction-related costs relating to the 2006 Merger.

Other Income

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for the three months ended September 30, 2007 was $1.0 million compared to $1.5 million for the comparable period of 2006.

Other Non-Operating Items

Interest income and other and interest expense remained at minimal levels as we had minimal investments and debt outstanding for the three months ended September 30, 2007 and 2006.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2007 was approximately 0%. Without the valuation allowance, we would have a tax benefit of 41.3%.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 and September 30, 2006

The following table sets forth the results of our operations for each of the nine months ended September 30, 2007 and 2006, and forms the basis for the following discussion of our operating activities:

	Nine Months Ended September 30,		Change Favorable (Unfavorable)
	2007	2006	$	%
	(in thousands, except percentages)
Abraxane revenue	$235,919	$118,763	$117,156	99%
Other revenue	6,982	6,153	829	13%

Net revenue	242,901	124,916	117,985	94%
Cost of sales	26,176	16,807	(9,369)	(56)%

Gross profit	216,725	108,109	108,616	100%
Percent to net revenue	89.2%	86.5%
Operating expenses:
Research and development costs	61,368	49,052	(12,316)	(25)%
Percent to net revenue	25.3%	39.3%
Selling, general and administrative	177,935	81,014	(96,921)	(120)%
Percent to net revenue	73.3%	64.9%
Amortization of 2006 merger related intangibles	28,958	17,697	(11,261)	(64)%
2006 merger related in-process research and development charge	—	83,447	83,447	100%
Other 2006 merger related costs	—	17,239	17,239	100%
Equity in net income of Drug Source Co, LLC	(2,941)	(2,228)	713	32%

Total operating expenses	265,320	246,221	(19,099)	(8)%

Percent to net revenue	109.2%	197.1%
Loss from operations	(48,595)	(138,112)	89,517	65%
Percent to net revenue	(20.0)%	(110.6)%
Interest income and other	557	427	130	30%
Interest expense	(106)	(4,726)	4,620	98%

Loss before income taxes	(48,144)	(142,411)	94,267	66%
Benefit for income taxes	(11,730)	(22,821)	(11,091)	(49)%

Net Loss	$(36,414)	$(119,590)	$83,176	$70%

Net Revenue

Net revenue for the nine months ended September 30, 2007 increased $118.0 million, or 94%, to $242.9 million as compared to $124.9 million for the same period in 2006. Included in net revenue for the nine months ended September 30, 2007 was $29.4 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca and the license agreement with Taiho as compared to $10.5 million for the nine months ended September 30, 2006.

Abraxane® revenue for the nine months ended September 30, 2007 increased $117.2 million to $235.9 million as compared to $118.8 million in the same period of 2006. The increase was primarily due to product sales from increased market penetration and an increase of $18.2 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca. Excluding the recognition of deferred revenue, total Abraxane® revenue for the nine months ended September 30, 2007 increased to $208.6 million, or 90%, from the previous year’s comparable period.

Gross Profit

Gross profit for the nine months ended September 30, 2007 was $216.7 million, or 89.2% of net revenue as compared to $108.1 million, or 86.5% of net revenue, for the same period of 2006. Included in gross profit was the recognition of $27.3 million in 2007 and $9.1 million in 2006 of deferred revenue under the AstraZeneca co-promotion agreement. Excluding the recognized deferred revenue as part of the co-promotion agreements, gross profit as a percentage of net revenue for the nine months ended September 30, 2007 was 87.9% versus 85.5% for the comparable 2006 period. The increase in gross margin over the same period of 2006 was primarily the result of higher volume of Abraxane® sales. Abraxane® revenue represented 97% of combined net revenue during the first nine months of 2007 as compared to 95% for the same period in 2006.

Research and Development

Research and development expense for the nine months ended September 30, 2007 increased $12.3 million, or 25%, to $61.4 million as compared to $49.1 million for the same period in 2006. The increase was primarily due to increased spending in biosimilar development and costs associated with the start-up of our Phoenix, Arizona manufacturing facility, partially offset by decreased clinical trial spending as a result of the timing of Phase III clinical trials.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2007 increased $96.9 million to $177.9 million, or 73.3% of net revenue, from $81.0 million, or 64.9% of net revenue, for the same period in 2006. The increase was due primarily to increased legal-related expense and activities supporting the increase in Abraxane® product sales, which includes costs for commission expense relating to the co-promotion agreement with AstraZeneca, the recent expansion and marketing activities relating to Abraxane® and the launch of Abraxane® in Canada. To a lesser extent, the increase was also impacted by increased stock compensation expense relating to the RSU plans assumed in connection with the 2006 Merger and professional fees. The increase in selling, general and administrative expense was partially offset by the cost sharing agreement between us and AstraZeneca in the co-promotion agreement.

Amortization and 2006 Merger Costs

The nine months ended September 30, 2007 included $29.0 million of amortization related to intangible assets associated with the 2006 Merger, versus $17.7 million for the same period in 2006. The nine months ended September 30, 2006 included approximately $17.2 million in direct merger and transaction-related costs and professional fees, as well as a $83.4 million in-process research and development charge recorded in connection with the 2006 Merger step-up.

Equity Income in Drug Source Company, LLC

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our future strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for the nine months ended September 30, 2007 was $2.9 million versus $2.2 million for the corresponding period in 2006.

Other Non-Operating Items

Interest income and other remained consistent in the comparable periods. Interest income and other was $0.6 million for the nine-months ended September 30, 2007 and $0.4 million for the corresponding period in 2006.

Interest expense was $0.1 million for the nine months ended September 30, 2007 as there was no debt. For the nine months ended September 30, 2006, there was $4.7 million of interest expense due to higher pre-2006 Merger debt balances.

Provision for Income Taxes

Prior to the second quarter of 2006, we maintained a valuation allowance against our net deferred tax assets, including net operating loss carryforwards, as it was more likely than not that they would not be realized. In the second quarter of 2006, deferred income tax liabilities attributable to us resulted from the step up of certain assets in the 2006 Merger. These liabilities will reverse and create sources of taxable income in the future. Therefore, we eliminated the valuation allowance at the time of the 2006 Merger. The elimination of the valuation allowance had no effect on our combined statements of operations.

At September 30, 2007, we were once again in a net deferred tax asset position. In the judgment of management, it is more likely than not that a portion of these assets will not be realized. Therefore, we recorded a valuation allowance of $8.1 million against our deferred tax assets at September 30, 2007. As we generated taxable income in 2006, the net operating losses incurred in 2007 could be carried back to offset that taxable income. Accordingly, we recorded an income tax benefit of 24.3% in the nine-month period ended September 30, 2007; without the valuation allowance, the benefit would have been 41.2%.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the nine months ended September 30, 2007 and 2006:

	September 30, 2007	December 31, 2006
	(in thousands)
Summary Financial Position
Cash, cash equivalents	$864	$525

Working capital	$42,838	$25,093

Total assets	$800,469	$764,783

Net investment in New Abraxis, Inc.	$501,277	$459,021

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(7,428)	$201,580

Purchases of property, plant and equipment	$(35,537)	$(74,005)

Purchases of product license rights and other non current assets	$(1,750)	$(2,096)

Financing activities	$44,844	$(128,541)

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $7.4 million for the nine months ended September 30, 2007 compared to cash provided by operating activities of $201.6 million for the same period in 2006. The $209.0 million decrease in cash provided by operating activities was primarily due to the receipt in 2006 of a $200 million upfront fee associated with our co-promotion agreement with AstraZeneca. This payment was deferred and is being recognized over the period of the agreement. Cash provided by operations was also reduced by cash used for working capital.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and outlays necessary to acquire various intellectual property rights.

Net cash used for the acquisition of product license rights and other non-current assets totaled $1.8 million and $2.1 million for the nine-month periods ending September 30, 2007 and 2006, respectively. Net cash used for the acquisition of property, plant and equipment for the nine-month periods ending September 30, 2007 and 2006 totaled $35.5 million and $74.0 million, respectively. The decrease from 2006 was due primarily to the purchase of a corporate aircraft in 2006, which was offset by increased capital investment in our core manufacturing and development capabilities in 2007.

Financing Activities

Financing activities generally included borrowings under our credit facilities, and net transactions with Abraxis BioScience.

Net cash provided in financing activities was $44.8 million versus a use of cash of $128.5 million for the nine-months ended September 30, 2007 and 2006, respectively. The nine months ended September 30, 2006 included $190.0 million of repayments from borrowings under our credit facility.

Sources of Financing

We have historically funded our research and development activities through product licenses fees, including milestones, and borrowings, whereas our primary sources of liquidity have been cash flow from operations and funding from Old Abraxis with which we had inter-company transactions prior to the separation.

Approximately $700 million was contributed to us in connection with the separation and related transactions. We intend to use this contribution primarily to establish our presence globally in connection with the worldwide commercialization of Abraxane®, to support clinical trial activity to expand indications for Abraxane®, to invest in research and development to commercialize our clinical and discovery pipelines and for potential strategic opportunities as well as for general corporate purposes, including working capital and capital expenditures. Pending any specific use of the approximately $700 million contributed to us, we generally intend to invest these funds in short-term, investment grade, interest-bearing securities.

Capital Requirements

Our future capital requirements will depend on numerous factors, including:

•	expansion of product sales into international markets;

•	working capital requirements and production, sales, marketing and development costs required to support Abraxane®;

•	research and development, including clinical trials, spending to develop further product candidates and ongoing studies;

•	the need for manufacturing expansion and improvement;

•	the requirements of any potential future acquisitions, asset purchases or equity investments; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

We believe the approximately $700 million contributed to us, together with any cash generated from operations, will be sufficient to finance our operations for at least the next twelve months. In the event we engage in future acquisitions or capital projects, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in our unaudited condensed combined financial statements are discussed below. Actual results could vary from those estimates.

Revenue Recognition

Abraxane® Revenue Recognition

We recognize revenue from the sale of a product when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for these sales provisions was consistent across all periods presented. Accruals for sales provisions are presented in our combined financial statements as a reduction of net revenue and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

We have internal historical information on chargebacks, rebates and customer returns and credits which we use as the primary factor in determining the related reserve requirements. Due to the nature of our product and its primary use in hospital and clinical settings with generally consistent demand, we believe that this internal historical data, in conjunction with periodic review of available third-party data and updated for any applicable changes in available information, provides a reliable basis for such estimates.

Research Revenue Recognition

Research revenue generally consists of amounts earned from the development and research to advance the commercial application of pharmaceutical compounds for third parties. Such research revenue may include upfront license fees, milestone payments and reimbursement of development and other costs, and royalties. Non-refundable upfront license fees under which we have continuing involvement in the form of development, manufacturing or commercialization are recognized as revenue ratably over either the development period, if the development risk is significant, or the estimated product useful life, if development risk has been substantially eliminated. Achievement-based milestone payments are recognized as revenue when the milestone objective is attained because the earnings process relating to such payments is complete upon attainment and because the payments are non-refundable and are not dependent upon future activities or the achievement of future objectives. These milestone payments are at risk and require substantive activity to achieve. Reimbursement of development and other costs are recognized as revenue as the related costs are incurred. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

Other Deferred Revenue

Other deferred revenue primarily consists of upfront payments earned from our co-promotion agreement with AstraZeneca and our license agreement with Taiho Pharmaceutical Co., Ltd. Such deferred revenue is recognized as earned ratably over the life of each agreement.

Sales Provisions

Our sales provisions totaled $22.7 million and $12.9 million for the nine months ended September 30, 2007 and 2006, respectively, and related reserves totaled $8.4 million and $3.7 million at September 30, 2007 and December 31, 2006, respectively. The increase in reserves relates primarily to chargeback reserves associated with increased sales of Abraxane®, as well as the timing of the related chargeback payments.

Chargebacks

Following industry practice, we typically sell our product to independent pharmaceutical wholesalers at wholesale list price. The wholesaler in turn sells our product to an end user, normally a hospital or alternative healthcare facility, at a lower contractual price previously established between us and the end user via a group purchasing organization, or GPO. GPOs enter into collective purchasing contracts with pharmaceutical suppliers to secure more favorable product pricing on behalf of their end-user members.

Our initial sale to the wholesaler, and the resulting receivable, are recorded at our wholesale list price. However, as most of these selling prices will be reduced to a lower end-user contract price, at the time of sale revenue is reduced by, and a provision recorded for, the difference between the list price and estimated end-user contract price. When the wholesaler ultimately sells the product to the end user at the end-user contract price, the wholesaler charges us, a chargeback, for the difference between the list price and the end-user contract price and such chargeback is offset against our initial estimated contra asset. The most significant estimates inherent in the initial chargeback provision relate to wholesale units pending chargeback and the ultimate end-user contract selling price. We base our estimation for these factors primarily on internal sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing and our expectation for future contract pricing changes.

Our net chargeback reserve totaled $1.1 million and $1.5 million at September 30, 2007 and December 31, 2006, respectively. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to what level of their sales are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of our initial sale. As a result, we rely on internal data, external IMS data and management estimates in order to estimate the amount of inventory in the channel subject to future chargeback. The amount of inventory in the channel is comprised of physical inventory at the distributor and that the distributor has yet to report as end user sales. Physical inventory in the channel is determined by the difference between our sales less end user sales as reported by IMS. As IMS data is reported approximately one month after end user sales, the last month of end user sales is determined by a mathematical trend incorporating IMS data for prior months. We estimate yet to be reported end user sales based on a historical average number of days to process charge back activities from the date of the end user sale. We also review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material to our statements of operations. As a proprietary product, Abraxane® does not require significant chargeback reserves. A one percent decrease in our estimated end-user contract selling prices would reduce total revenue in the nine months ended September 30, 2007 by $0.3 million and a one percent increase in wholesale units pending chargeback at September 30, 2007 would decrease total revenue in the nine months ended September 30, 2007 by less than $0.1 million.

Contractual Allowances, Returns and Credits and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $6.9 million at September 30, 2007 and $3.2 million at December 31, 2006. A one percent increase in the estimated rate of contractual allowances to net revenue at September 30, 2007 would decrease net sales by $0.3 million at that point in time. Contractual allowances are reflected in the combined financial statements as a reduction of total revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return product within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $0.3 million and $0.5 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased total revenue for the nine months ended September 30, 2007 by $0.3 million.

We establish a reserve for bad debts based on general and identified customer credit exposure. Our historic bad debt losses have been insignificant.

Inventories

Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we considered the market, pricing and demand for competing products, its anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory.

Included in the amount pending approval at December 31, 2006 were raw materials of $17.7 million of paclitaxel (whole plant) and $1.2 million of other Abraxane®-related products, all of which have received FDA approval at our Melrose Park facility and therefore can be used for production of Abraxane®. Additionally, at December 31, 2006, semi-finished products of $2.6 million in other Abraxane®-related products at APP’s Grand Island facility were awaiting FDA or European approval. APP’s Grand Island facility received approval from the FDA for the production of Abraxane® in September 2007, and European approval at this facility is anticipated in the first quarter of 2008.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or our product cost exceeds realizable market value. In instances where inventory is at or approaching expiry, is not expected to be saleable based on our quality and control standards or for which the selling price has fallen below cost a reserve is established. We reserve for any inventory impairment based on the specific facts and circumstances. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we consider the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. Provisions for inventory reserves are reflected in the combined financial statements as an element of cost of sales with inventories presented net of related reserves.

Expense Recognition

Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead costs and the cost of finished products purchased from third parties.

Research and development costs are expensed as incurred or consumed and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses and contract and consulting fees. Research and development costs also include costs associated with our Switzerland facility activities prior to commercial production.

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, co-promotion commission to AstraZeneca, facilities, risk management and professional fees.

For each of the periods presented, our product development and general and administrative functions were fully integrated with Old Abraxis, including product development, accounting, treasury, payroll, internal audit, information technology, corporate income tax, legal services and investor relations. In addition, Old Abraxis provided manufacturing services to us at cost. After the distribution, certain of these arrangements will continue on a temporary basis for a period generally not to exceed 24 months (or four or five years with respect to the manufacturing arrangement and real estate leases). The accompanying combined financial statements reflect the application of certain estimates and allocations and management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative head count, sales, square footage and management knowledge. These allocated operating expenses totaled $8.8 million and $6.2 million for the three months ended September 30, 2007 and 2006, respectively, and $27.9 million and $16.0 million for the nine-months ended September 30, 2007 and 2006, respectively. The financial information in these combined financial statements does not include all the expenses that would have been incurred had we been a separate, stand-alone entity. As such, the financial information herein does not reflect the combined financial position, results of operations and cash flows of us in the future or what they would have been, had we been a separate, stand-alone entity during the periods presented.

Stock-Based Compensation

We account for stock based compensation in accordance with FAS 123R, which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. We use the straight-line attribution method to recognize share-based compensation expenses over the applicable vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four year period, while awards under the RSU II plan generally vest with respect to one half of the units on the second anniversary of the 2006 Merger and with respect to the remaining one half of the units on the fourth anniversary of the 2006 Merger.

To determine stock-based compensation, we use the Black-Scholes option pricing model to estimate the fair value of options granted under equity incentive plans and rights to acquire stock granted under our stock participation plan. Awards under RSU Plan I and RSU Plan II entitle the holders on each vesting date to convert the vested portion of their awards into that number of shares of our common stock equal to the value of the vested portion of the award divided by the lower of (i) the average closing price of our common stock over the three consecutive trading days ending on and including the second full trading day preceding the vesting date and (ii) $66.63 (which is the adjusted price following the separation). Accordingly, compensation expense related to the RSU plans is based on the lower of the market price or $66.63 and is expensed under the liability method in accordance with FAS 123(R) on a straight-line basis over the applicable vesting period. Pre-tax stock-based compensation costs for the nine months ended September 30, 2007 and 2006 were $15.3 million, including $9.5 million relating to the RSU plans, and $19.4 million including $14.9 million relating to RSU plans, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the combined financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the legislative enactment date.

In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. We adopted FIN 48 as of the beginning of our 2007 fiscal year. The adoption of this statement did not have a material impact on our combined results of operations and financial condition.

As of the beginning of our 2007 fiscal year, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our combined balance sheet, was $1.2 million. Of this amount, approximately $1.0 million would impact our effective tax rate over time, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (or “EITF 07-3”). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred or capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We often enter into agreements for research and development goods and service. As such, we are evaluating the impact that the adoption of EITF 07-3 will have on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our company January 1, 2008. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. Based on our current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily our investments in marketable securities and our debt obligations. Changes in foreign currency exchange rates can affect our operations outside of the United States.

Foreign Currency Risk: We have operations in Canada, Switzerland and other parts of the world; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a partial hedge. Nonetheless, these foreign operations are presented in our combined financial statement in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the subsidiaries functional currency may vary according to currency fluctuations.

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of September 30, 2007, there were no outstanding hedge arrangements.

Investment Risk: The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities without increasing risk. Some of the securities that we invest in may have interest rate risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the prevailing rate and the prevailing rate later rises, the fair value of the principal amount of our investment will probably decline.

To minimize this risk, we maintain an investment portfolio of cash equivalents and short-term investments consisting of high credit quality securities, including commercial paper, government and non-government debt securities and money market funds. We do not use derivative financial instruments. The average maturity of the debt securities in which we invest has been less than 90 days and the maximum maturity has been three months.

Interest Rate Risk: As of September 30, 2007, we had no debt obligations outstanding. Consequently, we have no current exposure to changes in interest rates on borrowings.

ITEM 4.	CONTROLS AND PROCEDURES

Under the rules and regulations of the Securities and Exchange Commission, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending December 31, 2008. In our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal controls over financial reporting.

Our financial results for the nine months ended September 30, 2007 and 2006 previously were included within the consolidated results of Old Abraxis. Old Abraxis maintained disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that were designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Old Abraxis’ Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating its disclosure controls and procedures, Old Abraxis recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance it necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of Old Abraxis, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and due to the material weakness in its internal control over financial reporting related to income taxes (see below), management of Old Abraxis has concluded that its disclosure controls and procedures were not effective as of September 30, 2007. To address this control weakness, Old Abraxis performed additional analysis and performed other procedures in order to prepare the unaudited quarterly condensed consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, management of Old Abraxis believes that the unaudited condensed combined financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial condition, results of operation and cash flows for the periods presented.

Management of Old Abraxis identified a material weakness in its internal control over financial reporting relating to the accounting for income taxes and, as a result, concluded that its internal control over financial reporting was not effective as of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. Specifically, there were ineffective controls relating to procedures to reconcile the income tax accounts to supporting detail. This control deficiency resulted in material errors in the accounting for income taxes, but the errors were corrected prior to the issuance of the annual financial statements. In response to the material weakness identified, Old Abraxis has taken steps to strengthen its internal control over financial reporting. In particular, Old Abraxis evaluated and continues to evaluate the roles and functions within the tax department and added permanent personnel to support internal control over financial reporting relative to income taxes. Management has contracted technical resources to enhance existing policies and procedures, and management continues to perform additional control procedures relative to financial reporting of income taxes. Additionally, Old Abraxis plans to provide additional training related to internal control over financial reporting and accounting for income taxes as well as implement additional controls. However, this material weakness has not yet been fully remediated. Because our financial statements are derived from the financial statements of Old Abraxis, we believe we may have to respond to similar issues in our internal control over financial reporting and accounting for income taxes. To the extent the material weakness is not remediated, the effectiveness of our internal control over financial reporting may be adversely affected, which in turn could result in a material misstatement in our financial statements not being prevented or detected.

Except as otherwise described herein, management determined that, as of September 30, 2007, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against us, our directors and ABI in the Delaware Court of Chancery relating to the 2006 merger between us and ABI. We were a nominal defendant in the stockholder derivative actions. The lawsuits allege that our directors breached their fiduciary duties to stockholders by causing us to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s stockholders and caused the value of the shares held by our public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. In May 2007, the plaintiffs voluntarily dismissed the derivative and unjust enrichment claims, and the action is proceeding as a putative class action solely against the individual defendants.

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging that we willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan-owned patents. Élan seeks unspecified damages and an injunction. In August 2006, we filed a response to Élan’s complaint contending that we did not infringe on the Élan patents and that the Élan patents are invalid. The trial has been set to begin in June 2008.

In October 2007, we entered into a settlement agreement and release with respect to all disputes with a former officer and employee. Pursuant to the indemnification provisions of the definitive agreements for the merger between us and ABI, the former ABI shareholders indemnified us for approximately two-thirds of the obligations under the settlement agreement.

We are from time to time subject to claims and litigation arising in the ordinary course of business. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. In the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, would not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition and, general economic conditions. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Relating to Our Separation

We have no history operating as an independent company, and we may be unable to make the changes necessary to operate successfully as an independent company.

Prior to the separation, our business was operated by Old Abraxis as part of its broader corporate organization rather than as a stand-alone company. Old Abraxis assisted us by providing financing and corporate functions such as human resources, information technology, internal audit, tax and accounting functions. Following the separation and distribution, APP (as the successor to Old Abraxis) will have no obligation to provide assistance to us other than the interim services which will be provided by APP. These interim services include, among other things, manufacturing services, information technology services, accounting and finance services and human resources support. Because our business has not recently been operated as an independent company, we cannot assure you that we will be able to successfully implement the changes necessary to operate independently or that we will not incur additional costs operating independently that would have a negative effect on our business, results of operations and financial condition.

In addition, prior to the separation, our business was able to leverage Old Abraxis’ size, relationships and purchasing power in procuring goods, services and technology (including office supplies, computer software licenses and equipment), travel and all employee benefits plans for which per employee cost was based on number of lives covered. Our separation from Old Abraxis will have a significant impact on the per employee cost for certain coverage such as health care and disability.

We are in the process of creating our own, or engaging third parties to provide, systems and business functions to replace many of the systems and business functions Old Abraxis provided us. We will also need to make significant investments to develop our independent ability to operate without Old Abraxis’ existing operational and administrative infrastructure. These initiatives will be costly to implement, and we may not be successful in implementing these systems and business functions.

Our historical financial information may not be representative of our future results as an independent company.

The historical financial information we have included in this Quarterly Report not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented or what our results of operations, financial position and cash flows will be in the future when we are an independent company. This is primarily because:

•

our historical and financial information reflects allocations for services historically provided to us by Old Abraxis, which allocations may not reflect the costs we will incur for similar services in the future as an independent company; and

•

our historical and financial information does not reflect changes that we expect to incur in the future as a result of our separation from Old Abraxis, including changes in the cost structure, personnel needs, financing and operations of the contributed business as a result of the separation from Old Abraxis and from reduced economies of scale.

Following the separation and distribution, we are now responsible for the additional costs associated with being an independent public company, including costs related to corporate governance and listed and registered securities. Therefore, our financial statements may not be indicative of our future performance as an independent company. For additional information about our past financial performance and the basis of presentation of our financial statements, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Quarterly Report.

Our separation from Old Abraxis may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in having separated from Old Abraxis. These difficulties include:

•	preserving customer, supplier and other important relationships of each business;

•	the potential difficulty in retaining key officers and personnel of each company; and

•	separating corporate infrastructure, including systems, insurance, accounting, legal, finance, tax and human resources, for each of the two new public companies.

We anticipate that it generally will take up to 24 months to completely separate the two companies, with the exception of manufacturing activities which APP will undertake for us and certain lease arrangements, which will last for a period of four or five years. Our separation from Old Abraxis may not be successfully or cost-effectively completed. The failure to do so could have an adverse effect on our business, financial condition and results of operations.

The process of separating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. Members of our senior management may be required to devote considerable amounts of time to this separation process, which will decrease the time they will have to manage our business, service existing customers, attract new customers and develop new products or strategies. If our senior management is not able to manage effectively the separation process, or if any significant business activities are interrupted as a result of the separation process, our business could suffer.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are now subject. If we are unable to achieve and maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

Our financial results previously were included within the consolidated results of Old Abraxis. However, we were not directly subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result of the separation, we are now directly subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing such assessments. These reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources.

To comply with these requirements, we will need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and finance staff. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, if we are unable to conclude that our internal control over financial reporting is effective (or if the auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s assessment or on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.

Our management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management of Old Abraxis identified a material weakness in its internal control over financial reporting relating to the accounting for income taxes and, as a result, concluded that its internal control over financial reporting was not effective as of December 31, 2006, March 31, 2007, June 30, 2007 and September 30,2007. Specifically, there were ineffective controls relating to procedures to reconcile the income tax accounts to supporting detail. This control deficiency resulted in material errors in the accounting for income taxes, but the errors were corrected prior to the issuance of the annual financial statements. In response to the material weakness identified, Old Abraxis has taken steps to strengthen its internal control over financial reporting. In particular, Old Abraxis evaluated and continues to evaluate the roles and functions within the tax department and added permanent personnel to support internal control over financial reporting relative to income taxes. Management has contracted technical resources to enhance existing policies and procedures, and management continues to perform additional control procedures relative to financial reporting of income taxes. Additionally, Old Abraxis plans to provide additional training related to internal control over financial reporting and accounting for income taxes as well as implement additional controls. However, this material weakness has not yet been fully remediated. Because our financial statements were derived from the financial statements of Old Abraxis, we believe we will have to respond to similar issues in our internal control over financial reporting and accounting for income taxes. To the extent the material weakness is not remediated, the effectiveness of our internal control over financial reporting may be adversely affected, which in turn could result in a material misstatement in our financial statements not being prevented or detected and/or loss of investor confidence in the accuracy and completeness of our financial reports. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.

The loss of operating diversification could adversely affect our financial position and operations.

Old Abraxis’ diversification resulting from operating the hospital-based products business alongside the proprietary products business tended to mitigate financial and operational volatility. The separation has eliminated that diversification, and we may experience increased volatility in terms of cash flow and operating results.

We may be required to indemnify APP and may not be able to collect on indemnification rights from APP.

Under the terms of the separation and distribution agreement, we have agreed to indemnify APP from and after the distribution with respect to all liabilities of Old Abraxis not related to its hospital-based products business and the use by APP of any trademarks or other source identifiers owned by us. Similarly, APP has agreed to indemnify us from and after the distribution with respect to all liabilities of Abraxis BioScience related to its hospital-based products business and the use by us of any trademarks or other source identifiers owned by APP. Under the terms of the tax allocation agreement, we have agreed to indemnify APP against all tax liabilities to the extent they relate to the proprietary products business, and APP has agreed to indemnify us against all liabilities to the extent they relate to the hospital-based products business. In addition, we have agreed to indemnify APP for any taxes resulting from a failure of the distribution to qualify as a tax-free distribution under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code, unless such failure results solely from specified acts of APP after the distribution. Under the terms of the manufacturing agreement, we have agreed to indemnify APP from any damages resulting from a third-party claim caused by or alleged to be caused by (i) our failure to perform our obligations under the manufacturing agreement; (ii) any product liability claim arising from the negligence, fraud or intentional misconduct of us or any of our affiliates or any product liability claim arising from our manufacturing obligations (or any failure or deficiency in our manufacturing obligations) under the manufacturing agreement; (iii) any claim that the manufacture, use or sale of Abraxane® or our pipeline products infringes a patent or any other proprietary right of a third party; or (iv) any recall, product liability claim or other third-party claim not arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, APP by reason of the $100 million limitation of liability described below. We have also agreed to indemnify APP for liabilities that it becomes subject to as a result of its activities under the manufacturing agreement and for which it is not responsible under the terms of the manufacturing agreement. APP has agreed to indemnify us from any damages resulting from a third-party claim caused by or alleged to be caused by (i) APP’s gross negligence, bad faith, intentional misconduct or intentional failure to perform its obligations under the manufacturing agreement; or (ii) any product liability claim arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, APP. APP generally will not have any liability for monetary damages to us or third parties in connection with the manufacturing agreement for damages in excess of $100 million in the aggregate. There are no time limits on when an indemnification claim must be brought and no other monetary limits on the amount of indemnification that may be provided. These indemnification obligations could be significant. Our ability to satisfy any of these indemnification obligations will depend upon the future financial strength of our company. We cannot determine whether we will have to indemnify APP for any substantial obligations after the separation. We also cannot assure you that, if APP becomes obligated to indemnify us for any substantial obligations, APP will have the ability to satisfy those obligations. Any indemnification payment by us, or any failure by APP to satisfy its indemnification obligations, could have a material adverse effect on our business.

We will be dependent upon APP to manufacture Abraxane® for a term of four or five years, and the manufacture of pharmaceutical products is highly regulated.

In connection with the separation and distribution agreement, we entered into a manufacturing agreement with APP for the manufacture of Abraxane® and our pipeline products whereby APP agreed to undertake certain of the tasks necessary to manufacture Abraxane® and our pipeline products until December 31, 2011, with this agreement automatically extended by one year if either APP elects to exercise its option to extend the lease on our Melrose Park manufacturing facility or we elect to exercise our option to extend the lease on APP’s Grand Island manufacturing facility. Accordingly, we will be dependent upon APP to manufacture our products. The amount and timing of resources that APP devotes to the manufacture of our products is not within our direct control. Further, in the event of capacity constraints at the manufacturing facilities, the manufacturing agreement provides that the available capacity will be prorated between us and APP according to the parties’ then current use of manufacturing capacity at the relevant facilities. Any loss in manufacturing capacity pursuant to these proration provisions could be detrimental to our business and operating results. While the manufacturing agreement allows us to override these proration provisions, we may only do so by paying APP additional fees under the manufacturing agreement. If we are forced to pay APP additional fees to retain our capacity rights under the manufacturing agreement, it could be detrimental to our operating results.

The manufacture of pharmaceutical products is highly exacting and complex, due in part to strict regulatory requirements and standards which govern both the manufacture of a particular product and the manufacture of these types of products in general. Problems may arise during their manufacture due to a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to loss of the cost of raw materials and components used and lost revenue. If such problems are not discovered before the product is released to the market, recall costs may also be incurred. Under the terms of the manufacturing agreement, we have the final responsibility for release of the products manufactured pursuant to the manufacturing agreement and will bear all expenses in connection with any recall of products, unless the recall is a result of APP’s gross negligence, bad faith, intentional misconduct or intentional breach, in which case APP would bear all costs and expenses related to such product recall, subject to the $100 million limit on liability under the manufacturing agreement. To the extent APP encounters difficulties or problems with respect to the manufacture of our pharmaceutical products, including Abraxane®, this may be detrimental to our business, operating results and reputation.

Factors That May Affect Future Results of Operations

We are highly dependent upon the strong market acceptance of Abraxane®.

Our future profitability is highly dependent on the strong market acceptance of Abraxane®. For the nine months ended September 30, 2007, total Abraxane® revenue was $235.9 million, including $27.3 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca. Because Abraxane® is our only approved product, Abraxane® revenue represented approximately 97% and 95% of our revenues for the nine months ended September 30, 2007 and 2006, respectively. We anticipate that sales of Abraxane® will remain a substantial portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®.

Abraxane® could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

•	lower prices offered on similar products by other manufacturers;

•	substitute or alternative products or therapies;

•	development by others of new pharmaceutical products or treatments that are more effective than Abraxane®;

•	introduction of other generic equivalents or products which may be therapeutically interchanged with Abraxane®;

•	interruptions in manufacturing or supply;

•	changes in the prescribing practices of physicians;

•	changes in third-party reimbursement practices; and

•	migration of key customers to other manufacturers or sellers.

In addition, we will continue to make a significant investment in Abraxane®, including costs associated with conducting clinical trials and obtaining necessary regulatory approvals for the use of Abraxane® in other indications and settings and in other jurisdictions, expansion of our marketing, sales and manufacturing staff, the acquisition of paclitaxel raw material, and the manufacture of finished product. The success of Abraxane® in the Phase III trial for metastatic breast cancer and other clinical trials may not be representative of future clinical trial results for Abraxane® with respect to other clinical indications. The results from clinical, pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials, including those ongoing at present. Further, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

•	slower than anticipated patient enrollment;

•	difficulty in finding and retaining patients fitting the trial profile or protocols; and

•	adverse events occurring during the clinical trials.

Although approved by the U.S. Food and Drug Administration, or the FDA, for the indication of metastatic breast cancer in January 2005, Abraxane® may not generate sales sufficient to recoup our investment. Our inability to successfully manufacture, market and commercialize Abraxane® would materially adversely affect our business, results of operations and financial condition.

Proprietary product development efforts may not result in commercial products.

We intend to maintain an aggressive research and development program for proprietary pharmaceutical products. Successful product development in the biotechnology industry is highly uncertain, and statistically very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in early stage human clinical trials, may fail to reach the market for a number of reasons, including:

•	the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive pre-clinical trial results;

•	the product candidate was not effective in treating a specified condition or illness;

•	the product candidate had harmful side effects in humans or animals;

•	the necessary regulatory bodies, such as the FDA, did not approve a product candidate for an intended use;

•	the product candidate was not economical to manufacture and commercialize;

•	other companies or people have or may have proprietary rights to a product candidate, such as patent rights, and will not let the product candidate be sold on reasonable terms, or at all; or

•	the product candidate is not cost effective in light of existing therapeutics.

We may be required to perform additional clinical trials or change the labeling of our products if side effects or manufacturing problems are identified after our products are on the market.

If side effects are identified after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and product recalls, reformulation of products, additional clinical trials, changes in labeling of products, and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations.

After products are approved for commercial use, we or regulatory bodies could decide that changes to the product labeling are required. Label changes may be necessary for a number of reasons, including the identification of actual or theoretical safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of our products could also result in the need to recall products, reformulate those products, to conduct additional clinical trials, to make changes to the manufacturing processes, or to seek re-approval of the manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of our marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on sales of the affected products and on our business and results of operations.

If we or our suppliers are unable to comply with ongoing and changing regulatory standards, sales of our products could be delayed or prevented.

Virtually all aspects of our business, including the development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising and promotion of our products and disposal of waste products arising from these activities, are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA and the Department of Health and Humans Services Office of Inspector General (OIG). Our business is also subject to regulation in foreign countries. Compliance with these regulations is costly and time-consuming.

Our manufacturing facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. We must spend funds, time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these regulations. In late December 2006, we received a warning letter from the FDA regarding the Melrose Park facility following a periodic review of the facility earlier in the year. The FDA completed its re-inspection of the facility in September 2007. Based on that re-inspection, in October 2007, the FDA informed us that we had satisfactorily resolved the issues associated with the warning letter and began approving our pending product applications at that facility. We cannot assure that our manufacturing facilities or those of our suppliers will not be subject to regulatory action in the future.

Our products generally must receive appropriate regulatory clearance before they can be sold in a particular country, including the United States. We may encounter delays in the introduction of a product as a result of, among other things, insufficient or incomplete submissions to the FDA for approval of a product, objections by another company with respect to our submissions for approval, new patents by other companies, patent challenges by other companies which result in a 180-day exclusivity period, and changes in regulatory policy during the period of product development or during the regulatory approval process. The FDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to current good manufacturing practices for that particular product or in general. We may be subject from time to time to product recalls initiated by us or by the FDA. Delays in obtaining regulatory approvals, the revocation of a prior approval, or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, warning letters, fines, consent decrees restricting or suspending our manufacturing operations, delay of approvals for new products, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales and criminal prosecution. Any of these or other regulatory actions could materially adversely affect our business and financial condition.

We depend on third parties to supply raw materials and other components and may not be able to obtain sufficient quantities of these materials, which will limit our ability to manufacture our products on a timely basis and harm our operating results.

The manufacture of Abraxane® requires, and our product candidates will require, raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components are available only from a limited number of sources. We have entered into agreements with Indena SpA and ScinoPharm Taiwan, Ltd. to supply us with paclitaxel, the active pharmaceutical ingredient in Abraxane®. One of the suppliers is currently in the process of being qualified by the appropriate regulatory authorities. We believe there currently are more than 15 potential commercial suppliers of paclitaxel raw material. We have not historically experienced any paclitaxel supply shortages. Additionally, we maintain a safety stock supply of paclitaxel to mitigate any supply disruption. We believe our current paclitaxel inventory is sufficient to meet our needs for at least the next 18 months. We also generally maintain at least four months of finished goods inventory of Abraxane®. Additionally, our regulatory approvals for each particular product denote the raw materials and components, and the suppliers for such materials, we may use for that product. Obtaining approval to change, substitute or add a raw material or component, or the supplier of a raw material or component, can be time consuming and expensive, as testing and regulatory approval are necessary. If our suppliers are unable to deliver sufficient quantities of these materials on a timely basis or we encounter difficulties in our relationships with these suppliers, the manufacture and sale of our products may be disrupted, and our business, operating results and reputation could be adversely affected.

The injectable pharmaceutical products markets are highly competitive, and if we are unable to compete successfully, our revenue will decline and our business will be harmed.

The markets for injectable pharmaceutical products are highly competitive, rapidly changing and undergoing consolidation. Abraxane® competes, directly or indirectly, with the primary taxanes in the market place, including

Bristol-Myers Squibb’s Taxol® and its generic equivalents, Sanofi-Aventis’ Taxotere® and other cancer therapies. Many pharmaceutical companies have developed and are marketing, or are developing, alternative formulations of paclitaxel and other cancer therapies that may compete directly or indirectly with Abraxane®. Many of our competitors have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than us. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, receive greater resources and support for their products, initiate or withstand substantial price competition, more readily take advantage of acquisition or other opportunities, or otherwise more successfully market their products.

Any reduction in demand for our products could lead to a decrease in prices, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, or loss of market share. These competitive pressures could adversely affect our business and operating results.

Other companies may claim that we infringe on their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our products.

Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of new products with conflicting patent rights have been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our products or our licensors’ products, product candidates or other technologies.

Future or existing patents issued to third parties may contain claims that conflict with our products. We may be subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future with respect to Abraxane®, products that we may develop or products that we may license. We currently are involved in a patent infringement lawsuit against Élan Pharmaceutical Int’l Ltd. See “Item 1—Legal Proceedings” above. Litigation or interference proceedings could force us to:

•	stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property;

•	pay damages; or

•	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

Any litigation or interference proceedings, regardless of their outcome, would likely delay the regulatory approval process, be costly and require significant time and attention of key management and technical personnel.

Our inability to protect our intellectual property rights in the United States and foreign countries could limit our ability to manufacture or sell our products.

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and patent protection to preserve our competitive position. Our patents and those for which we have licensed or will license rights, including for Abraxane®, may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third-party patents could reduce the coverage of the patents licensed, or that may be licensed to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

We may not be able to prevent third parties from infringing or using our intellectual property. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information.

Despite our efforts to protect this proprietary information, however, unauthorized parties may obtain and use information that we regard as proprietary. Other parties may independently develop similar know-how or may even obtain access to these technologies.

The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.

The U.S. Patent and Trademark Office and the courts have not established a consistent policy regarding the breadth of claims allowed in pharmaceutical patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

We may have potential conflicts of interest with APP.

Conflicts of interest may arise between APP and us in a number of areas relating to our past and ongoing relationships, including:

•	business opportunities that may be attractive to both APP and us;

•	manufacturing and transitional service arrangements we have entered into with APP;

•	lease agreements we have entered into with APP; and

•	employee retention and recruiting.

Our Chief Executive Officer and Chairman of our board of directors, Patrick Soon-Shiong, M.D., is also the chief executive officer and chairman of the board of directors of APP. Our Chief Financial Officer, Lisa Gopala, is also the chief financial officer of APP. Dr. Soon-Shiong also owns approximately 83% of the outstanding capital stock of APP and us. Accordingly, he may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of our business, on the one hand, and the business of APP, on the other hand.

In connection with the separation and related transactions, we have entered into an agreement with APP under which we and APP have acknowledged and agreed that Dr. Soon-Shiong and Ms. Gopala will serve as officers of both companies and receive compensation from either or both companies. APP also acknowledged and agreed in this agreement that neither Dr. Soon-Shiong nor Ms. Gopala will have any obligation to present to APP any business or corporate opportunity that may come to his or her attention other than certain business opportunities relating to the manufacture or sale of products that either were manufactured and sold by the hospital-based products business prior to the separation or were the subject of an ANDA filed prior to the separation and related transactions. This agreement does not ensure the continued services of either Dr. Soon-Shiong or Ms. Gopala, restrict these individuals from resigning from our company or restrict our board of directors from terminating their employment with us. In connection with the private letter ruling, Old Abraxis has represented to the Internal Revenue Service that no person will serve as an executive officer of both us and APP one year following the distribution.

We expect to resolve potential conflicts of interest on a case-by-case basis, in the manner required by applicable law and customary business practices. Resolutions of some potential conflicts of interest are subject to review and approval by the audit committee of our board of directors or approval by another independent committee of our board of directors. We still may be unable, however, to resolve some potential conflicts of interest with APP and Dr. Soon-Shiong and, even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

The strategy to license rights to or acquire and commercialize proprietary, biological injectable or other specialty injectable products may not be successful, and we may never receive any return on our investment in these products.

We may license rights to or acquire products or technologies from third parties. Other companies, including those with substantially greater financial and sales and marketing resources, will compete with us to license rights to or acquire these products and technologies. We may not be able to license rights to or acquire these proprietary or other products or technologies on acceptable terms, if at all. Even if we obtain rights to a pharmaceutical product and commit to payment terms, including, in some cases, significant up-front license payments, we may not be able to generate product sales sufficient to create a profit or otherwise avoid a loss.

A product candidate may fail to result in a commercially successful drug for other reasons, including the possibility that the product candidate may:

•	be found during clinical trials to be unsafe or ineffective;

•	fail to receive necessary regulatory approvals;

•	be difficult or uneconomical to produce in commercial quantities;

•	be precluded from commercialization by proprietary rights of third parties; or

•	fail to achieve market acceptance.

The marketing strategy, distribution channels and levels of competition with respect to any licensed or acquired product may be different from those of Abraxane®, and we may not be able to compete favorably in any new product category.

We may become subject to federal false claims or other similar litigation brought by private individuals and the government.

The Federal False Claims Act allows persons meeting specified requirements to bring suit alleging false or fraudulent Medicare or Medicaid claims and to share in any amounts paid to the government in fines or settlement. These suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines and/or be excluded from Medicare and Medicaid programs. Federal false claims litigation can lead to civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded health programs. Other alternate theories of liability may also be available to private parties seeking redress for such claims. A number of parties have brought claims against numerous pharmaceutical manufacturers, and we cannot be certain that such claims will not be brought against us, or if they are brought, that such claims might not be successful.

We may need to change our business practices to comply with changes to, or may be subject to charges under, the fraud and abuse laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the federal Anti-Kickback Statute and its various state analogues, the federal False Claims Act and marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs such as Medicare and Medicaid. We may have to change our advertising and promotional business practices, or our existing business practices could be challenged as unlawful due to changes in laws, regulations or rules or due to administrative or judicial findings, which could materially adversely affect our business.

We face uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Effective January 1, 2006, we received a unique reimbursement “J” code for Abraxane® from the Centers for Medicare and Medicaid Services. That code allows providers to bill Medicare for the use of Abraxane®. We believe that most major insurers reimburse providers for Abraxane® use consistent with the FDA-approved indication, which we believe is consistent with the reimbursement practices of major insurers for other drugs containing paclitaxel for the same indication. However, reimbursement by such payors is presently undergoing reform, and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products. There is possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare, the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries.

Medicare, Medicaid and other governmental reimbursement legislation or programs govern drug coverage and reimbursement levels in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. For Abraxane® and any other proprietary products, which are marketed and sold under new drug applications, manufacturers are required to rebate the greater of (a) 15.1% of the average manufacturer price or (b) the difference between the average manufacturer price and the lowest manufacturer price for products sold during a specified period.

Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Additionally, significant uncertainty exists as to the reimbursement status of newly approved injectable pharmaceutical products. Our products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investment.

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico and West Virginia, in addition to the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. We are continuing to assess our compliance with these state laws. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties and could receive adverse publicity, all of which could harm our business.

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. We maintain insurance coverage for product liability claims in the aggregate amount of at least $100 million, including primary and excess coverages, which we believe is reasonably adequate coverage. Product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention and adversely affect our reputation and the demand for these products.

We depend heavily on the principal members of our management and research and development teams, the loss of whom could harm our business.

We depend heavily on the principal members of our management and research and development teams, including Dr. Patrick Soon-Shiong, Chief Executive Officer, Lisa Gopalakrishnan, Chief Financial Officer, Carlo Montagner, President of the Abraxis Oncology division, Bruce Wendel, Executive Vice President of Corporate Operations and Development, Neil P. Desai, Vice President of Research and Development, and Nicholas Everett, Chief Scientist, Drug Discovery. Each of the members of the executive management team is employed “at will.” Only Mr. Montagner and Ms. Gopalakrishnan have employment agreements with us. The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

To be successful, we must attract, retain and motivate key employees, and the inability to do so could seriously harm our business and operations.

To be successful, we must attract, retain and motivate executives and other key employees. We face competition for qualified scientific, technical and other personnel, which may adversely affect our ability to attract and retain key personnel. We also must continue to attract and motivate employees and keep them focused on our strategies and goals.

If we are unable to integrate successfully potential future acquisitions, our business may be harmed.

As part of our business strategy and growth plan, we may acquire businesses, technologies or products that we believe will complement our business. The process of integrating an acquired business, technology or product may result in unforeseen operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of our existing business. In addition, we may not be able to maintain the levels of operating efficiency that any acquired company achieved or might have achieved separately. Successful integration of the companies that we may acquire will depend upon our ability to, among other things, eliminate redundancies and excess costs. As a result of difficulties associated with combining operations, we may not be able to achieve cost savings and other benefits that it might hope to achieve with acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or have an undesirable impact on our financial statements.

Risks Related To An Investment In Our Common Stock

Our Chief Executive Officer and entities affiliated with him collectively own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

Our Chief Executive Officer and entities affiliated with him collectively own approximately 83% of our outstanding common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

Substantial sales of our common stock could depress the market price of our common stock.

All of the shares of our common stock issued in connection with the separation and distribution, other than shares issued to our affiliates, are eligible for immediate resale in the public market. Although shares issued to our affiliates are not immediately freely tradable, we have granted registration rights to the former ABI shareholders, including our Chief Executive Officer. Under the registration rights agreement, the former ABI shareholders will have the right to require us to register all or a portion of the shares of our common stock they received in connection with the separation. In addition, the former ABI shareholders may require us to include their shares in future registration statements that we file and our Chief Executive Officer may require us to register shares for resale on a Form S-3 registration statement. Upon registration, the registered shares generally will be freely tradeable in the public market without restriction. However, in connection with any underwritten offering, the holders of registrable securities will agree to lock up any other shares for up to 90 days and will agree to a limit on the maximum number of shares that can be registered for the account of the holders of registrable securities under so-called “shelf” registration statements.

Substantial sales of our shares, or the perception that such sales might occur, could depress the market price for our shares. Our Chief Executive Officer and entities affiliated with him own approximately 83% of our outstanding common stock. In connection with Old Abraxis requesting from the Internal Revenue Service a private letter ruling regarding the U.S. federal income tax consequences of the transactions, our Chief Executive Officer, his wife and certain entities affiliated with him have represented to the Internal Revenue Service that they have no current plan or intention to sell their shares after the separation.

Our stock price may be volatile in response to market and other factors.

The market price for our common stock may be volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	variations in our quarterly operating results from the expectations of securities analysts or investors;

•	revisions in securities analysts’ estimates;

•	announcements of technological innovation or new products by us or our competitors;

•	announcements by us or our competitors of significant acquisition, strategic partnerships, joint ventures or capital commitments;

•	general technological, market or economic trends;

•	investor perception of our industry or our prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry; and

•	additions or departures of key personnel.

We are not subject to the provisions of Section 203 of the Delaware General Corporation Law, which could negatively affect your investment.

We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chief Executive Officer (who with members of his immediate family and entities affiliated with him own approximately 83% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively. These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.

Under U.S. federal bankruptcy laws or comparable provisions of state fraudulent transfer laws, you could be required to return all or a portion of the shares received in the distribution.

In connection with the separation and distribution, Old Abraxis incurred approximately $1.0 billion in indebtedness and contributed approximately $700 million of those proceeds to us prior to the separation. Old Abraxis and/or one or more of its subsidiaries also entered into a $150 million revolving credit facility. If Old Abraxis is insolvent or rendered insolvent as a result of the distribution of our common stock to the holders of Old Abraxis common stock, or if any of Old Abraxis and/or one or more of its subsidiaries that incurs a portion of the indebtedness is insolvent or rendered insolvent either as a result of the incurrence of the indebtedness or the ultimate dividend/transfer of the proceeds of such indebtedness to us, there is a risk that a creditor (or a creditor representative) of Old Abraxis could bring fraudulent transfer claims to recover all or a portion of our common stock received in the separation and distribution and that the persons receiving such distributions would be required to return all or a portion of such distributions if such claims were successful. It was a condition to the completion of the transactions that Old Abraxis received opinions of a valuation firm with respect to Old Abraxis and its subsidiaries’ solvency at the time it declares the distributions and at the time the distributions are made.

Actions taken by our Chief Executive Officer (or entities affiliated with him) could adversely affect the tax-free nature of the distribution.

Sales of our common stock or APP common stock by Dr. Soon-Shiong (or entities affiliated with him) after completion of the distribution may adversely affect the tax-free nature of the distribution. Sales of our common stock or APP common stock by Dr. Soon-Shiong (or entities affiliated with him) after completion of the distribution might be considered evidence that the distribution was used principally as a device for the distribution of earnings and profits of APP, us or both, particularly if it were determined that the selling stockholder had an intent to effect such sale at the time of the distribution. If the Internal Revenue Service successfully asserted that the distribution was used principally as a device for the distribution of earnings and profits of APP, us or both, the distribution would not qualify as a tax-free distribution, and thus would be taxable to both APP and the APP stockholders (as a result of which we would be required to indemnify APP to the extent required under the tax allocation agreement). Furthermore, sales of our common stock or APP common stock by Dr. Soon-Shiong (or entities affiliated with him) after completion of the distribution could cause a prohibited change in the ownership of us or APP to occur within the meaning of Section 355(e) of the Internal Revenue Code, which would cause APP to recognize a taxable gain. Dr. Soon-Shiong, his wife and the entities that hold shares of Old Abraxis common stock on behalf of Dr. Soon-Shiong or one or more members of his immediate family have provided a representation to the Internal Revenue Service in connection with the private letter ruling that they have no plan or intention to sell, transfer or otherwise dispose of any of the shares of our common stock and APP common stock they will hold after the distribution. Dr. Soon-Shiong, his wife and such entities provided a similar representation to counsel in connection with counsel’s opinion.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits are as set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXIS BIOSCIENCE, INC.

By:	/s/ LISA GOPALAKRISHNAN
Lisa Gopalakrishnan
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Date: December 20, 2007

Exhibit Index

Exhibit Number	Description

2.1†	Separation and Distribution Agreement among Abraxis BioScience, Inc. (f/k/a Generico Holdings, Inc.), Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant

3.1†	Amended and Restated Certificate of Incorporation of the Registrant

3.2†	Amended and Restated Bylaws of the Registrant

3.3†	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant

4.1†	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3†	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein

10.1†	Separation and Distribution Agreement among Abraxis Bioscience, Inc. (f/k/a Generico Holdings, Inc.), Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Filed as Exhibit 2.1 hereto)

10.2†	Tax Allocation Agreement among Abraxis Bioscience, Inc. (f/k/a Generico Holdings, Inc.), Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant

10.3†	Transition Services Agreement between Abraxis Bioscience, Inc. (f/k/a Generico Holdings, Inc.) and the Registrant

10.4†	Employee Matters Agreement among APP Pharmaceuticals, Inc. (f/k/a Generico Holdings, Inc. and Abraxis Bioscience, Inc.), APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant

10.5†*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant

10.6†	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois

10.7†	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois

10.8†	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois

10.9†	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Employment Agreement, dated July 3, 2006, between the Registrant and Lisa Gopalakrishnan (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2006)

10.13	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

Exhibit Number	Description

10.14	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15†	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder

10.16	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.18	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.19*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.20	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (Incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

10.21*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.22†	Agreement between APP Pharmaceuticals, Inc. (f/k/a Generico Holdings, Inc. and Abraxis BioScience, Inc.) and the Registrant

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Filed herewith.