Form 10-K
period 2007-12-31
Abraxis Biosciences, Inc.
filed 2008-03-31
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33657

Abraxis BioScience, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0431735
(State of incorporation)	(I.R.S. Employer Identification No.)

11755 Wilshire Boulevard, Suite 2000 Los Angeles, CA 90025	(310) 883-1300 (Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of the registrant’s common stock was first distributed to the stockholders of APP Pharmaceuticals, Inc. on November 13, 2007 and commenced trading on November 14, 2007. Prior to that date, there was no public market for the registrant’s common stock.

As of March 20, 2008, the registrant had 40,013,848 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Abraxis BioScience, Inc.

FORM 10-K

For the Year Ended December 31, 2007

PART I

Item 1. BUSINESS

Unless the context otherwise requires, references to “New Abraxis,” “Abraxis BioScience,” “Abraxis,” “we,” “us” and “our” refer to Abraxis BioScience, Inc. (formerly New Abraxis, Inc.) and its subsidiaries, including our operating subsidiary Abraxis BioScience, LLC (which we sometimes refer to as New Abraxis, LLC); references to “Old Abraxis” refer to Abraxis BioScience, Inc. (formerly American Pharmaceuticals, Inc.) prior to the separation; references to “New APP” refer to APP Pharmaceuticals, Inc. and its subsidiaries, including its operating subsidiary APP Pharmaceuticals Partners, LLC (which we sometimes refer to as New APP LLC); and references to the “distribution,” “separation” or “spin-off” refer to the transactions in which we separated from Old Abraxis and became an independent publicly-traded company.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain forward-looking statements within the meaning of federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. These risks and uncertainties include those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements, whether express or implied, are not guarantees of future performance and are subject to risks and uncertainties, which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the amount and timing of costs associated with the continuing launch of Abraxane®;

•	our ability to maintain and/or improve sales and earnings performance;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the market adoption of any new pharmaceutical products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•

our ability and that of our suppliers to comply with laws, regulations and standards, and the application and interpretation of those laws, regulations and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of their products;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	any adverse outcome in litigation;

•	general economic, political and business conditions that adversely affect our company or our suppliers, distributors or customers;

•	changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	the ability to successfully manufacture our products in an efficient, time-sensitive and cost effective manner;

•	the impact of recent legislative changes to the governmental reimbursement system;

•

risks inherent in acquisitions, divestitures and spin-offs, including the capital resources required for acquisitions, business risks, legal risks and risks associated with the tax and accounting treatment of such transactions;

•	the risk that the benefits from the separation may not be fully realized or may take longer to realize than expected; and

•	the risks of operating as a stand-alone company and loss of certain benefits associated with common ownership.

You should read this Annual Report on Form 10-K with the understanding that actual future results may be materially different from expectations. Readers should carefully review the factors described in “Item 1A: Risk Factors” below and other documents we file from time to time with the SEC for a more detailed description of these risks and other factors that may affect the forward-looking statements. All forward-looking statements made in this information statement are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation (and we expressly disclaim any such obligation), other than as may be required by law, to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events or changes in future operating results over time or otherwise. We use words such as “should,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to identify forward-looking statements, but these are not the exclusive means of identifying forward-looking statements.

Separation

On November 13, 2007, Old Abraxis was separated into two independent publicly-traded companies: one holding the former Abraxis Pharmaceutical Products business, or the hospital-based business; and our company, which holds the former Abraxis Oncology and Abraxis Research businesses, or the proprietary business. In connection with the separation, we changed our name from New Abraxis, Inc. to Abraxis BioScience, Inc. (and the hospital-based business is operated under the name APP Pharmaceuticals, Inc.).

In connection with the separation, stockholders of Old Abraxis as of November 13, 2007 received one share of our company for every four shares of Old Abraxis held as of that date. In addition, in connection with the separation, we entered into a separation and distribution agreement that provides for, among other things, the principal corporate transactions required to effect the separation and other specified terms governing our relationship with New APP after the spin-off. We also entered into various agreements with New APP, including (i) a transition services agreement pursuant to which we and New APP agreed to continue to provide each other with various services on an interim, transitional basis, for periods up to 24 months depending on the particular service; (ii) a manufacturing agreement whereby we and New APP agreed to manufacture Abraxane® and certain other products and to provide other manufacturing-related services for a period of four or five years; (iii) an employees matters agreement providing for each company’s respective obligations to employees and former employees who are or were associated with their respective businesses, and for other employment and employee benefit matters; (iv) various real estate leases; and (v) a tax allocation agreement.

Also, in connection with the separation, New APP contributed $700 million in cash to us. We intend to use this contribution primarily to establish our presence globally in connection with the worldwide commercialization of Abraxane®, to support clinical trial activity to expand indications for Abraxane®, to invest in research and development to commercialize our clinical and discovery pipelines and for potential strategic opportunities as well as for general corporate purposes, including working capital and capital expenditures.

Overview

We are a Delaware corporation that was formed in June 2007. Our business was conducted as part of Old Abraxis prior to the separation. References in this Annual Report on Form 10-K to the historical assets, liabilities, products, businesses or activities of our company are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Old Abraxis prior to the separation.

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

We own the worldwide rights to Abraxane®, a next-generation, nanometer-sized, solvent-free taxane that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. We believe the successful launch of Abraxane® validates our nab™ tumor targeting technology, a novel biologically interactive (receptor-mediated) system to deliver chemotherapeutic agents in high concentrations preferentially to all tumors secreting a protein called SPARC, which attracts and binds to albumin. Abraxane® revenue for the year ended December 31, 2007 and 2006 was $324.7 million and $174.9 million, respectively, which included the recognition of previously deferred revenue related to our June 2006 co-promotion agreement with AstraZeneca UK Limited.

Our research and development approach is based on the integration of our nab™ tumor targeting technology, our natural product drug discovery platform, our multi-functional chemistry capabilities with our in-house clinical trial and regulatory strengths, combined with our unique nanoparticle manufacturing capabilities. Our product pipeline includes over five clinical oncology and cardiovascular product candidates in various stages of testing and development, including Abraxane® and Coroxane™ for various indications. We also have over 45 discovery product candidates and novel chemical entities for various diseases, including cancer, multiple sclerosis and Alzheimer’s. We believe the application of our nab™ technology will serve as the platform for the development of numerous drugs for the treatment of cancer and other critical illnesses. To leverage in-house manufacturing, clinical trial and regulatory expertise, we will continue to supplement our discovery efforts through technology acquisitions and external collaborations with academia and start-up biotechnology companies. We have begun executing this strategy through strategic alliances or licensing arrangements with Biocon Limited, the Buck Institute for Age Research, the California NanoSystems Institute at UCLA, Dana-Farber Cancer Institute and the University of Southern California, among others.

We own manufacturing facilities in Melrose Park, Illinois, Phoenix, Arizona and Barbengo, Switzerland and a research and development facility and pilot plant in Melrose Park, Illinois and will own a manufacturing facility in Barceloneta, Puerto Rico. We also operate research and development facilities in Auburn, California, Marina Del Rey, California and Westwood, California and a clinical trial management facility in Durham, North Carolina.

In connection with the separation, for the length of the applicable lease, our manufacturing facility in Melrose Park has been leased to New APP and New APP has agreed to provide certain contract manufacturing services to us in accordance with the terms of the manufacturing agreement. In addition, we have leased from New APP a portion of New APP’s Grand Island, New York manufacturing facility to enable us to perform our responsibilities under the manufacturing agreement. In addition, following the separation, New APP’s Puerto Rico facility will be divided into two separate facilities and we will take ownership of the part of the facility comprising the active pharmaceutical ingredients manufacturing plant, which is currently being leased to Pfizer for a term expiring in February 2012.

Strategy

Our goal is to become the leading fully integrated global biotechnology company focused on the discovery, development, marketing and sale of next-generation therapeutics for cancer and other critical illnesses, including multiple sclerosis and Alzheimer’s. The key elements of our strategy include:

•

Commercialize Abraxane® Globally. We have a dedicated sales and marketing team, comprised of approximately 180 sales, marketing and medical professionals and support staff members, who will continue to target key segments of the oncology markets, including leading oncologists, cancer centers and the oncology distribution channel. In April 2006, to accelerate the market penetration of Abraxane®, we entered into a co-promotion and strategic marketing services agreement with AstraZeneca UK Limited to co-promote Abraxane® in the United States. With regard to the global commercialization of Abraxane®, in June 2006, we received regulatory approval from the Therapeutic Products Directorate of Health Canada to market Abraxane® for the treatment of metastatic breast cancer in Canada. In addition, in October 2007, we received regulatory approval from India’s Drug Controller General to market Abraxane® for the treatment of metastatic breast cancer in India. In January 2008, the European Commission granted marketing approval for Abraxane® for the treatment of metastatic breast cancer in women who have failed therapy in the first-line setting. In all, Abraxane® has received regulatory approval in 33 countries. We have filed for regulatory approval of Abraxane® in Australia, China, Japan, Korea and Russia. We plan to file for regulatory approval of Abraxane® for various indications in Taiwan and other countries. We plan to develop or acquire regulatory, sales and marketing expertise in each of our target jurisdictions.

•

Expand Indications for Abraxane®. We will continue to pursue an aggressive and comprehensive clinical development plan to maximize the commercial potential and clinical knowledge of Abraxane®. As of December 31, 2007, approximately 30 company-sponsored Abraxane® clinical studies and approximately 90 investigator-initiated Abraxane® clinical studies were planned or underway for various indications, of which more than 40 had patient participation. The investigator-initiated studies generally are intended to advance the clinical knowledge of Abraxane® and support our clinical development program. We will continue to study the use of Abraxane® in a variety of oncology settings and intend to focus our Phase III trials in first-line metastatic breast cancer, first-line non-small cell lung cancer (NSCLC) and melanoma, all of which are expected to be superiority trials utilizing weekly dosing schedules of Abraxane®. Special Protocol Assessments (SPA) for the design of the NSCLC and melanoma Phase III trials were submitted to the FDA in the first quarter of 2007. In October 2007, we reached a definitive agreement with the FDA under the SPA process regarding the design of the Phase III NSCLC trial. In the agreement, the FDA determined that the design and planned analysis of the study addresses the objectives necessary to support a regulatory submission. We currently are seeking a strategic partner for the ongoing clinical development of Coroxane™ for various cardiovascular applications.

•

Develop our Clinical Pipeline. We intend to continue to leverage our nab™ tumor targeting technology and our internal clinical development and regulatory expertise to develop numerous product candidates for the treatment of cancer and other critical illnesses. The following product candidates have reached the clinical development phase: nab™-docetaxel (ABI-008), nab™-rapamycin (ABI-009) and nab™-17AAG (ABI-010), each for the treatment of solid tumors. In the second quarter of 2007, we initiated two of four planned Phase I/II trials with nab™-docetaxel. These two Phase I/II trials will evaluate the safety, tolerability and anti-tumor activity of nab™-docetaxel given every three weeks for the treatment of hormone refractory prostate cancer and metastatic breast cancer. We filed an investigational new drug application, or IND, for nab™-rapamycin in December 2006, and clinical studies for this product candidate began in the fourth quarter of 2007. We have confirmed with the FDA our clinical development plan for nab™-17AAG and intend to submit an IND for nab™-17AAG in the first half of 2008. We anticipate filing an IND for nab™-thiocolchine dimer (ABI-011), a novel chemical entity with anti-topoisomerase and tubulin activity, in 2008. An important strategy underway is the development of an informatics and electronic systems to streamline our clinical trial management processes, including establishing alliances to enhance patient accrual and provide efficient methods of data capture.

•

Develop our Discovery Pipeline. We have established a proprietary natural product library of broad chemical diversity for drug discovery. The library currently represents approximately 100,000 semi-purified screening samples derived from microorganisms retrieved from over 30,000 soil samples representing geographic, habitat and genetic diversity from all over the world. New strains of microorganisms are continuously being added from our soil sample collection, and we believe the millions of microorganisms in each soil sample provide us with an almost limitless resource for continuing to create new and targeted libraries of natural product chemical diversity for drug discovery. Natural products are an important component of our drug discovery strategy and, with the capability of overcoming water insolubility through the use of our nab™ technology, we believe we have the unique opportunity to translate water insoluble compounds discovered from our natural product library into clinical applications.

•

Pursue the Discovery and Development of Product Candidates Based on the Approach of Predictive, Personalized Evidence-Based Medicine. In recent years, research studies on a global scale have attempted to define subsets of biochemical markers that may be useful predictors of response to treatments (evaluated through clinical response, toxicity and time to disease progression) and prognostic markers which are equally as important in determining the aggressiveness of cancers as well as other diseases. The era of predictive, personalized evidence-based medicine has emerged, and a strategic focus for our company will be to identify compounds with specific activity linked to specific biological markers related to specific disease states. One of our goals is to combine prognostic markers with specific therapeutic agents, which would enable clinicians to tailor therapy to the molecular profile of the patient while minimizing life-threatening toxicities.

•

Pursue Proprietary Pharmaceutical Product Opportunities. We intend to acquire or license rights to proprietary pharmaceutical products in our focus therapeutic areas, allowing us to enhance our market presence and visibility. We intend to take advantage of our relationships and resources in the oncology area by entering into marketing and distribution collaborations with pharmaceutical companies that are developing proprietary products. We also intend to explore unique business expansion opportunities relating to our nab™ tumor targeting technology, including collaborative relationships to reformulate the products of others using our nab™ technology.

•

Complement Internal Growth with Strategic Acquisitions. We believe opportunities exist for us to enhance our competitive position by acquiring companies with complementary products and technologies. We also may invest in or acquire additional manufacturing capacity to meet projected demand for our future products.

Abraxane®, A Proprietary Injectable Oncology Product

Overview

Abraxane® is a next-generation, nanometer-sized, solvent-free taxane that was approved by the FDA in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. Taxanes are one of the most widely used chemotherapy agents. We believe the successful launch of Abraxane®

validates our nab™ tumor targeting technology described below. Effective January 1, 2006, we received a unique reimbursement “J” code for Abraxane®, which facilitates reimbursement from Medicare and Medicaid as well as private payors.

First clinical and commercial validation of our nab™ tumor targeting technology

Abraxane® represents the first in a new class of protein-bound taxane particles that takes advantage of albumin, a natural carrier of water insoluble molecules (e.g., various nutrients, vitamins and hormones) found in humans. Because tumors have an increased need for nutrients to support rapid malignant growth, albumin complexes accumulate preferentially in tumors. Recent molecular analyses have identified receptor-mediated pathways (gp60) facilitating active transport of albumin complexes from the blood into tissues and resulting in preferential accumulation in tumors by tumor-secreted proteins (SPARC), which attract albumin. Abraxane® consists only of paclitaxel nanometer-sized albumin-bound particles and, in a pivotal 460 patient Phase III clinical trial, demonstrated an almost doubling of the response rate, a longer time to tumor progression in metastatic breast cancer as well as an increased survival in patients previously treated for metastatic disease when compared to Taxol®. We believe that our nab™ tumor targeting technology and these albumin pathways allow more rapid delivery of paclitaxel to the cancer cells, with preferential accumulation while at the same time allowing less drug indiscriminately into normal, healthy cells. This is supported by the clinical findings demonstrated by Abraxane®.

Overcoming the obstacles and toxicity of solvents

Many oncology drugs are water insoluble and thus require solvents to formulate the drugs for injection. Taxol® contains the active ingredient paclitaxel dissolved in the solvent Cremophor. The toxicity of Cremophor limits the dose of Taxol® that can be administered, potentially limiting the efficacy of the drug. Furthermore, patients receiving Taxol® require pre-medication with steroids and antihistamines to prevent the toxic side effects associated with Cremophor and, in some cases, require a growth factor such as G-CSF to overcome low white blood cell levels resulting from chemotherapy.

Abraxane® utilizes our nab™ tumor targeting technology to encapsulate an amorphous form of paclitaxel in albumin, a human protein found in blood and avoids the need for Cremophor. Because it contains no Cremophor solvent, this next-generation taxane product enables the administration of 50% more chemotherapy with a well- tolerated safety profile, requires no routine premedication to prevent hypersensitivity reactions, can be given over a shorter infusion time using standard IV tubing and reduces the need for G-CSF support.

Abraxane® clinical development, label expansion and global commercialization plans

We will continue to pursue an aggressive and comprehensive clinical development plan to maximize the commercial potential and clinical knowledge of Abraxane®. As of December 31, 2007, approximately 30 company-sponsored Abraxane® clinical studies and approximately 90 investigator-initiated Abraxane® clinical studies were planned or underway for various indications, of which more than 40 had patient participation. The investigator-initiated studies generally are intended to advance the clinical knowledge of Abraxane® and support our clinical development program.

In June 2007, data was presented at the 43rd Annual Meeting of the American Society of Clinical Oncology (ASCO) updating results from an ongoing open-label, randomized head-to-head Phase II clinical trial comparing Abraxane® and Taxotere® in the first-line treatment of metastatic breast cancer. The updated analysis demonstrated that Abraxane® administered weekly (150 mg/m2) and every three weeks (300 mg/m2) resulted in longer progression-free survival and an overall improved toxicity profile compared to Taxotere® administered every three weeks (100 mg/m2). Abraxane® administered weekly (100 mg/m2) resulted in comparable progression-free survival and significantly less toxicity compared to the Taxotere® arm. Results from a planned independent radiology review were also presented, which demonstrated a strong correlation between investigator findings for response rate and progression-free survival and assessments made by independent radiology review. Radiologists were blinded to treatment assignment, investigator assessment of response, and target lesions selected by the investigator. Based on these data, we plan to initiate a global multi-center head-to-head Phase III registration trial comparing Abraxane® at the 150 mg/m2 dose administered weekly to Taxotere® at the 100 mg/m2 dose administered every three weeks for the first-line treatment of metastatic breast cancer. The trial is planned to begin in the second half of 2008 and will take place in multiple sites throughout North America, Eastern and Western Europe and Asia-Pacific.

We will continue to study the use of Abraxane® in a variety of oncology settings and intend to focus our Phase III trials in first-line metastatic breast cancer, first-line non-small cell lung cancer (NSCLC) and melanoma, all of which are expected to be superiority trials utilizing weekly dosing schedules of Abraxane®. Special Protocol Assessments (SPA) for the design of the NSCLC and melanoma Phase III trials were submitted to the FDA in the first quarter of 2007. In October 2007, we reached a definitive agreement with the FDA under the SPA process regarding the design of the Phase III NSCLC trial. In the agreement, the FDA determined that the design and planned analysis of the study addresses the objectives necessary to support a regulatory submission. The Phase III pivotal trial is a randomized, open-label trial comparing weekly 100 mg/m2 Abraxane® (days 1, 8 and 15 of each cycle) and 200 mg/m2 Taxol® (paclitaxel) injection every three weeks. Carboplatin will be administered at AUC=6 on day 1 of each cycle repeated every three weeks in both treatment arms. The study will enroll approximately 1,000 patients with Stage IIIb and IV non-small cell lung cancer. The primary endpoint of the study is overall response rate, and patient enrollment of this trial began in the fourth quarter of 2007. The Phase III melanoma trial is expected to begin in the second half of 2008. Based on encouraging Phase I clinical trial data of ABRAXANE in the treatment of metastatic pancreatic cancer, the company plans to initiate two randomized Phase III trials of ABRAXANE for use in both first and second line pancreatic cancer. A presentation of the Phase I study on use of ABRAXANE in treatment of pancreatic cancer has been accepted by the American Society of Clinical Oncology (ASCO) at the ASCO conference in May 2008. We also continue to expand our clinical experience with Abraxane® and its potential in treating multiple tumor types as a single agent and in combination.

With regard to the global commercialization of Abraxane®, in June 2006, we received regulatory approval from the Therapeutic Products Directorate of Health Canada to market Abraxane® for the treatment of metastatic breast cancer in Canada. In June 2006, we submitted our application to market Abraxane® in Russia for the treatment of breast, non-small cell lung and ovarian cancers. In January 2007, the Therapeutic Goods Administration (TGA) in Australia accepted for review our marketing application to use Abraxane® for the treatment of metastatic breast cancer. In July 2007, we filed for regulatory approval with the State Food and Drug Administration of the People’s Republic of China to market Abraxane® for the treatment of metastatic breast cancer in China. In October 2007, we received regulatory approval from India’s Drug Controller General to market Abraxane® for the treatment of metastatic breast cancer in India. Commercial introduction of Abraxane® in the Indian market is expected in 2008 following completion of the appropriate importation certifications. In August 2007, we filed for regulatory approval with the Korean FDA to market Abraxane® for the treatment of metastatic breast cancer in Korea. In January 2008, the European Commission granted marketing approval for Abraxane® for the treatment of metastatic breast cancer in women who have failed therapy in the first-line setting. In the first quarter of 2008, our partner, Taiho Pharmaceutical Co., Ltd., filed a Japanese New Drug Application (J-NDA) with the Ministry of Health, Labour and Welfare to market Abraxane® for the treatment of breast cancer in Japan. We plan to file for regulatory approval of Abraxane® for various indications in Taiwan and other countries.

nab™ Tumor Targeting Technology Platform

We have identified a biological pathway specific to tumors through which tumors preferentially accumulate albumin-bound complexes. This preferential accumulation of albumin appears to be facilitated through a tumor’s secretion of a protein called SPARC, which binds to and accumulates albumin. A body of research has suggested that the secretion of SPARC occurs in most solid tumors that are difficult to treat, including in breast, lung, ovarian, head and neck, melanoma, gastric, esophageal, glioma and cervical tumors. Exploiting these tumors’ attraction for albumin, we have developed a novel mechanism to deliver chemotherapy agents in high concentrations preferentially to all tumors secreting SPARC. This is accomplished through our nab™ tumor targeting technology, which encapsulates chemotherapy agents in nanometer-sized particles of albumin that is approximately 1/100th the size of a single red blood cell. Millions of these particles can be injected in a single dose of medication. This albumin-bound medication enters the bloodstream where it is transported across the blood vessel wall through a specific albumin receptor (gp60) on the blood vessel wall and targeted by SPARC secreted from the tumor cell.

The following diagram depicts our nab™ tumor targeting technology and the proposed mechanism by which high concentrations of chemotherapy agents are delivered preferentially to tumors through the biological gp60 receptor pathway and through albumin binding to SPARC.

In April 2007, at 98th Annual Meeting of the American Association for Cancer Research (AACR), we announced results from various pre-clinical studies that support the role of SPARC and our nab™ tumor targeting technology. The results from one pre-clinical study demonstrated that SPARC is an albumin-binding protein and that the level of the SPARC expression could be correlated with the response of tumors to Abraxane®. This provides concrete support for the earlier hypothesis that higher levels of SPARC protein may lead to enhanced anti-tumor effect of Abraxane®. The pre-clinical study results also provided evidence for chemotherapy induced angiogenesis and a rationale for combining Abraxane® with VEGF inhibitor drugs like Avastin® . We continue to explore the role of our nab™ technology for targeting SPARC and other biological pathways, as well as for the development of new therapeutic candidates, including our clinical product candidates described below.

We believe we can apply our nab™ tumor targeting technology to numerous chemotherapy agents. By exploiting the abnormal vascular growth (angiogenesis) and the overexpression of albumin-binding proteins (gp60 and SPARC) in advanced tumor cells and by overcoming water insolubility of many active chemotherapy agents, we believe that our technology may revolutionize the delivery of chemotherapy agents to cancer patients. As shown below, Abraxane® represents the first clinical and commercial validation of our nab™ technology that takes advantage of albumin, a natural carrier of water insoluble molecules (e.g., various nutrients, vitamins and hormones) found in humans. Because tumors have an increased need for nutrients to support rapid malignant growth, albumin complexes accumulate preferentially in tumors.

We believe that our nab™ tumor targeting technology will serve as the platform for the development of numerous other drugs for the treatment of cancer and other critical illnesses. We are committed to maximizing the potential application of our technology.

Select Clinical Product Candidates

We intend to continue to leverage our nab™ tumor targeting technology and our internal clinical development and regulatory expertise to develop numerous drug candidates for the treatment of cancer and other critical illnesses. The following table is a selection of certain of our clinical product candidates and shows the status of these clinical product candidates.

Compound	Critical Illness	Status

Abraxane®	First-Line Metastatic Breast Cancer	Phase II completed (Global multi-center head-to-head Phase III planned to begin in the second half of 2008).

Abraxane®	First-Line Non-Small Cell Lung Cancer	Phase II completed (Phase III began in the fourth quarter of 2007).

Abraxane®	Malignant Melanoma	Phase II completed (Phase III planned to begin in the second half of 2008).

ABI-008 (nab™-docetaxel)	Solid Tumors	IND filed in fourth quarter of 2006. Two Phase I/II trials initiated in the second quarter of 2007.

ABI-009 (nab™-rapamycin)	Solid Tumors	IND filed in December 2006. Clinical studies began in the fourth quarter of 2007.

ABI-010 (nab™-17AAG)	Solid Tumors	IND filing planned for the first half of 2008.

ABI-011 (nab™-thiocolchicine dimer)	Solid Tumors	IND filing planned for 2008.

Coroxane™	Coronary Artery Restenosis	Phase II. Seeking strategic partner.

Coroxane™	Peripheral Artery Restenosis	Phase II. Seeking strategic partner.

ABI-008 (nab™-docetaxel). ABI-008 is a solvent-free, Tween®-free nanometer-sized form of docetaxel. Docetaxel is the active ingredient in the currently largest selling taxane, Taxotere®. An investigational new drug application, or IND, was filed for ABI-008 in the fourth quarter of 2006. In the second quarter of 2007, we initiated two of four planned Phase I/II trials with ABI-008, the second drug based on our nab™ technology to enter clinical development. These two Phase I/II trials will evaluate the safety, tolerability and anti-tumor activity of nab™-docetaxel given every three weeks for the treatment of hormone refractory prostate cancer and metastatic breast cancer.

ABI-009 (nab™-rapamycin). Rapamycin, a protein kinase inhibitor, inhibits downstream signals from mTOR, a pathway that promotes tumor growth. Currently, it is marketed as an orally bioavailable immunosuppresive drug and no intravenous form is available because of the water insolubility of this molecule. The anti-cancer effects of rapamycin are limited by the immunosuppression associated with chronic oral administration. ABI-009 is a nanometer-sized, albumin-bound form of rapamycin able to be administered intravenously or by inhalation. At the 98th Annual Meeting of the AACR in April 2007, first-time data were presented from a pre-clinical study evaluating the toxicity and anti-tumor effect of ABI-009. These results demonstrated that ABI-009 was well-tolerated, showed linear pharmacokinetics, and was highly effective against a number of tumor models in vivo. An IND for ABI-009 was filed in December 2006. Clinical studies began in the fourth quarter of 2007.

ABI-010 (nab™-17AAG). 17AAG is a polyketide inhibitor of Hsp90 (heat shock protein 90) and interrupts several biological processes implicated in cancer cell growth and survival. Hsp90 is a protein chaperone that binds to several sets of signaling proteins, known as “client proteins.” 17AAG binds to Hsp90 and causes its dissociation from, and consequent degradation of, the client proteins. Because the Hsp90 client proteins are so important in signal transduction and in transcription (processes critical to the growth and survival of cancer cells), 17AAG may serve as a chemotherapy agent in the treatment of multiple cancers. Current formulations of 17AAG require solvents such as Cremophor and DMSO. ABI-010 is a solvent-free albumin-bound form of this drug. We have confirmed with the FDA our clinical development plan for nab™-17AAG and plan to submit an IND for nab™-17AAG in the first half of 2008.

ABI-011 (nab™-thiocolchicine dimer). Thiocolchicine dimers are novel thiocolchicines with dual mechanisms of action showing both microtubule destabilization and the disruption of topoisomerase-1 activity. nab™-thiocolchicine dimer is a nanoparticle, albumin-bound form of the water insoluble dimer. ABI-011 was selected for its cytotoxic activity in nanomole range concentrations on several human tumor cell lines and, in particular, on a tumor cell line resistant to cisplatin and topotecan. This particular behavior was related to a dual mechanism of action. ABI-011 has the additional oncotherapeutic property of inhibiting topoisomerase-1 nuclear enzymes in a different manner than the classic topo-1 inhibitors, camptothecins. Pre-clinical studies of ABI-011 have shown that it also possesses anti-angiogenic and vascular targeting activity. We anticipate that an IND for nab™-thiocolchicine dimer will be filed in 2008.

Coroxane™ (nanometer-sized paclitaxel, Abraxane®, under the trade name Coroxane™). Coroxane™ is currently in Phase II clinical studies for coronary restenosis as well as peripheral artery (superficial femoral artery) restenosis. The SNAPIST series of studies examines the use of Coroxane™ in the treatment of coronary artery restenosis, including the use of Coroxane™ in patients receiving bare metal stents. Coroxane™ administered with bare metal stents may address the issue of incomplete re-endothelialization and acute thrombosis associated with drug-eluting stents. Coroxane™ administered following balloon angioplasty in the superficial femoral artery may help reduce the incidence of restenosis in these patients. We currently intend to seek a strategic partner for the further development and marketing of Coraxane™.

Research and Development

Our research and development efforts are based on the tight integration and rapid translation of discovery from the bench to the clinic among its chemistry, biology, pharmaceutical, regulatory and clinical development groups. We have recruited seasoned discovery scientists, medicinal chemists, formulation scientists and integrated these talents with a team of clinical development and regulatory experts. Our approach is based on the integration of various capabilities and resources, including:

•	our nab™ tumor targeting technology;

•	our proprietary natural product drug discovery platform;

•	our multi-functional chemistry capabilities; and

•	internal clinical trial and regulatory competencies.

Natural Product Drug Discovery Platform

Almost half of today’s best-selling drugs originate from natural products or their derivatives. A key feature of natural products is their enormous structural and chemical diversity that is not represented in combinatorial libraries of synthetic compounds. This makes natural products a fertile resource for finding novel compounds that interact with new targets for drug discovery. In addition, our nab™ tumor targeting technology platform is ideally suited to the formulation and delivery of natural products, which tend to be more water insoluble, larger and more complex than typical synthetic drugs.

We have established a proprietary natural product library of large chemical diversity for drug discovery. The library currently represents approximately 100,000 semi-purified screening samples derived from microorganisms (over 65,000 strains of actinomycetes, fungi and bacteria) retrieved from over 30,000 soil samples representing geographic, habitat and genetic diversity from all over the world. New strains of microorganisms are continuously being added from our soil sample collection, and we believe the millions of microorganisms in each soil sample provide us with an almost limitless resource for continuing to create new and targeted libraries of natural product chemical diversity for drug discovery. For example, nab™-17AAG was developed based on extracts from our natural product library.

Natural products are an important component of our drug discovery strategy and, with the capability to overcoming water insolubility through the use of our nab™ technology, we believe we have the unique opportunity to translate water insoluble compounds discovered from our natural product libraries into clinical applications.

Multi-functional Chemistry Capabilities. We possess a full range of chemistry capabilities, including organic and medicinal chemistry, analytical chemistry, formulation, process development and natural product isolation chemistry. Our approach, which involves chemistry-driven discovery combined with biology-driven validation and integration with our nab™ technology, has been applied successfully on many drug discovery programs.

Internal Clinical Trial and Regulatory Competencies. We have established key internal clinical development and regulatory competencies to execute rapid clinical translation of our technology in the most cost-efficient manner. Clinical Operations, Safety Reporting, Data Management and Biostatistics are located in our Durham, North Carolina office and consisted of approximately 55 employees at December 31, 2007. Clinical Operations manages all of our company-sponsored clinical trials by overseeing the study conduct at each site and verifying data integrity. Data Management enters all clinical trial data into an in-house Oracle® Clinical database, which is then analyzed by our biostatistics team who produce reports for FDA submissions. Safety reporting and post-marketing safety surveillance are carried out using the ArisGlobal® Drug Safety Reporting System. The regulatory operations team is responsible for making submissions to the FDA and global regulatory authorities. This seasoned team accomplished the first electronic submission of an NDA with the FDA of an oncology product, resulting in FDA approval of Abraxane®. An important strategy underway is the development of an informatics and electronic systems to streamline our clinical trial management processes, including establishing alliances to enhance patient accrual and provide efficient methods of data capture.

Drug Discovery Strategies

Our drug discovery strategies are based upon the following:

•	our natural product drug discovery platform;

•	SPARC protein;

•	our cancer drug discovery targeting the tumor suppressor p53;

•	immunotherapeutics and related assay systems; and

•	Abraxis translational molecular bioscience at California NanoSystems Institute.

SPARC

SPARC (Secreted Protein Acidic Rich in Cysteine) appears to be the intratumoral target of our nab™ technology platform due to its secretion by a variety of tumors and the affinity of albumin for SPARC. In addition, it has been discovered that the SPARC protein, when administered systemically in combination with chemotherapy, can greatly sensitize a chemotherapy resistant tumor in xenograft tumor models. Our scientists, in collaboration with university scientists, are exploring the therapeutic potential of SPARC in the treatment of chemo-resistant tumors. We will continue to explore the role of our nab™ technology for targeting SPARC and other biological pathways, as well as for the development of new therapeutic candidates.

Cancer Drug Discovery Targeting the Tumor Suppressor p53

In July 2007, we entered into a license agreement with the Buck Institute for Age Research under which we exclusively licensed the worldwide intellectual property rights for technologies designed to generate novel therapeutics and identify new drug discovery targets. There are no up-front or milestone payments required by us under the license agreement. If products are successfully developed incorporating any of the licensed technologies, we will pay the Buck Institute royalties based on a percentage of net sales. The term of the agreement will continue until the last patent claiming a licensed product under the agreement expires. However, the license agreement may be terminated earlier by either party upon the other party’s failure to timely cure a material breach under the agreement or upon the other party’s bankruptcy or insolvency.

Through this license agreement, we own the rights to a proprietary discovery platform designed to discover new chemical entities that remediate the signaling activities of the tumor suppressor p53 in p53-dysfunctional cancer cells. Loss of p53 activity is associated with one-half of all human tumors, often rendering these cancer cells resistant to conventional therapies. The licensed technologies have made the discovery of reactivators of appropriate p53 signaling behavior possible. Inherent in the design of the technologies is a strategy to develop therapeutics that selectively stimulate programmed cell death in p53-dysfunctional cancer cells and that would leave healthy cells expressing normal p53 unaffected.

The therapies developed in this program will target a specific population of aberrant (tumor) cells and forge a novel class of chemotherapeutics which have the potential to be much more potent than general inhibitors of cell proliferation or inducers of cell death. In the era of personalized medicine, and in combination with our emerging diagnostic methodologies, we believe this program will generate a novel pipeline of drugs that promise cancer patients greater proficiency with fewer side effects.

Immunotherapeutics and Related Assay Systems

The technologies licensed from the Buck Institute also included a novel immunotherapeutic/anti-cancer compound (T9) and highly sensitive cell-based assay systems for the discovery of additional immune-modulating drugs. Immune-modulating drugs represent an emerging class of therapies with broad clinical application in the treatment of cancer, allergies, inflammation, autoimmunity and tissue transplantation. T9 is a highly potent bi-functional molecule with the ability to kill cancer cells and to activate the immune response to recognize cancer cells in a manner analogous to childhood vaccination.

T9 was originally discovered using robust ultra-sensitive cell-based assay systems which respond to minute amounts of potential immune-modulating drugs. Over time, these systems were further modified to allow for their use in high throughput screens for the identification of compounds that can control the magnitude and quality of the immune response. The immune-modulating high throughput screening systems (IMHTSS) technologies are important tools for the discovery of novel agents which modulate the immune response through controlling the type and degree of inflammation. “Hits” resulting from the screening of synthetic and natural product libraries using the IMHTSS technologies are anticipated to be further developed to act as immune adjuvants in improving existing vaccination platforms or to inhibit the immune response in the context of allergies (such as asthma) or autoimmune diseases (such as type I diabetes, multiple sclerosis and lupus erythematosus).

Abraxis Translational Molecular Bioscience at CNSI

The California NanoSystems Institute (CNSI) is a multidisciplinary research center at UCLA whose mission is to encourage university-industry collaboration and to enable the rapid commercialization of discoveries in nanosystems. CNSI members include some of the world’s preeminent scientists, and the work conducted at the institute represents world-class expertise in five targeted areas of nanosystems-related research: renewable energy, environmental nanotechnology and nanotoxicology, nanobiotechnology and biomaterials, nanomechanical and nanofluidic systems, and nanoelectronics, photonics and architectonics.

In July 2007, we entered into a research collaboration agreement with CNSI under which the parties agreed to collaborate on early research in nanobiotechnology for the advancement of new technologies in medicine. Under the agreement, we committed to fund up to $10 million over ten years in two tranches of $5 million for research projects selected by a committee comprised equally of our and CNSI representatives. Any intellectual property resulting from the projects will be owned by CNSI. However, we have an exclusive option to license such intellectual property on standard university terms. In addition, if the parties are unable to successfully negotiate a license, CNSI may not license the intellectual property to another party at a lower rate than offered to us for a specified period of time. The term of the agreement is ten years, but either party can terminate on 30 days notice and the funding commitment for the second $5 million is subject to mutual agreement within 30 days of the end of the fifth year of the agreement.

This partnership provides CNSI and our researchers the opportunity to jointly pursue innovative approaches to the diagnosis and treatment of life-threatening diseases, leveraging the complementary resources and skills of both organizations. Working side by side with CNSI collaborators, our scientists will focus on rapidly and seamlessly translating early scientific discovery into practical application. The Abraxis/CNSI Research Collaboration Lab has been designed to integrate and support multidisciplinary science, including cellular and molecular biology (including high-throughput discovery), nanodetection methodologies and tools for diagnostic discoveries, medicinal and synthetic chemistry, computational structural biology (including rational approaches to drug discovery) and bioengineering of nanodevices and nanomaterials.

Sales and Marketing

We have a dedicated sales and marking group which targets key segments of the oncology market: specifically, leading oncologists, cancer centers and the oncology distribution channel. This group is comprised of approximately 180 sales, marketing and medical professionals and support staff members. In April 2006, we entered into a co-promotion and strategic marketing services agreement with AstraZeneca UK Limited to co-promote Abraxane® in the United States. Through this relationship, in addition to our already established sales force, AstraZeneca added an experienced sales force that solely co-promotes Abraxane® in the U.S. market. This commercial collaboration provides significantly greater reach and is expected to accelerate the market penetration of Abraxane® in the United States. With respect to sales and marketing of Abraxane® in countries outside of North America, we are continuing to establish our European infrastructure and are evaluating developing our own sales and marketing expertise as well as exploring possible strategic relationships for other jurisdictions.

Strategic Relationships

AstraZeneca UK Limited

We have a co-promotion and strategic marketing services agreement with AstraZeneca UK Limited, a wholly-owned subsidiary of AstraZeneca PLC, to co-promote Abraxane® in the United States. Under the terms of the agreement, AstraZeneca paid an up-front fee of $200 million and equally shares in future costs associated with advertising and promoting in the United States and certain clinical trials that are part of the overall clinical development program. Further milestone payments of up to an aggregate of approximately $80 million will be made to us upon the achievement of new specified indication approvals for Abraxane® prior to January 1, 2010 or 2011, depending on the indication. The co-promotion agreement, which began on July 1, 2006, runs for five and one half years. AstraZeneca receives a 22% commission on U.S. net sales of Abraxane® during the term of the agreement, with a trailing commission of ten percent for the first year and five percent for the second year following the five and one half year term. We retain all responsibility for clinical and regulatory development, manufacture and distribution of the product.

Under this agreement, AstraZeneca has a right of first offer to license or co-promote Abraxane® outside the United States, other than in certain countries, should we seek to license or co-promote Abraxane® outside of the United States and a right of first offer to license or co-promote nab™-docetaxel in the United States and certain other countries should we seek to license or co-promote nab™-docetaxel in those countries.

Taiho Pharmaceutical Co., Ltd.

In May 2005, we entered into a license agreement with Taiho Pharmaceutical Co., Ltd. under which we granted to Taiho the exclusive rights to market and sell Abraxane® in Japan. In March 2008, Taiho filed a Japanese New Drug Application (J-NDA) with the Ministry of Health, Labour and Welfare to market Abraxane® for the treatment of breast cancer in Japan. We established a joint steering committee with Taiho to oversee the development of Abraxane® in Japan for the treatment of breast, lung and gastric cancer and other solid tumors. Under this license agreement, Taiho paid us a non-refundable, upfront payment and will make additional payments to us upon achievement of various clinical, regulatory and sales milestones, with total potential payments in excess of $50 million. In addition, we will receive royalties from Taiho based on net sales under the license agreement. The agreement will remain in effect until terminated by one of the parties in accordance with its terms. The agreement may be terminated: (a) at any time by mutual agreement of the parties; (b) by either party if the other party fails to timely cure a material breach under the agreement or the other party is bankrupt or insolvent; (c) by Taiho upon nine months notice if Taiho determines, for safety, legal or other reasons, not to continue pursuing the development and commercialization of Abraxane® in Japan; (d) by Taiho if we fail to timely remedy certain manufacturing deficiencies; and (e) at any time by us if Taiho sells (i) Abraxane® while concurrently selling Abraxane® in a generic form or (ii) an injectable formulation of a taxane compound, including paclitaxel and docetaxel.

Biocon Limited

In June 2007, we entered into a license agreement with Biocon Limited under which we licensed the right to develop and commercialize a biosimilar version of G-CSF (granulocyte-colony stimulating factor) in North America and the European Union. Our rights are exclusive with respect to North America and the more significant countries in the European Union, including the United Kingdom, Italy, France, Germany and Spain, or the key EU countries. Our rights are co-exclusive with Biocon with respect to the other countries in the European Union. If we fail to obtain regulatory approval in any key EU country, then Biocon has the right to terminate our license in that country unless we make a payment to Biocon equal approximately to the royalty that would have been payable had we achieved a specified target market share. In addition, if we fail to achieve that target market share by a specified time in any key EU country or the United States, then Biocon has the right to make our license in that country non-exclusive unless we make a payment to Biocon equal approximately to the royalty that would have been payable had we achieved the target market share. If we lose exclusivity in all key

EU countries, then our rights become non-exclusive in all countries in the European Union. If we fail to achieve a minimum market share by a specified time in any country for two consecutive calendar years, then Biocon also has the right to terminate our rights with respect to such country. The initial term of the agreement is for ten years, with automatic renewals for successive three year terms for all countries other than those in which we failed to achieve the minimum market share by the specified time for two consecutive calendar years. We may terminate the agreement if Biocon fails to timely cure a material breach. Biocon may terminate the agreement if we fail to timely cure a material breach or we develop, manufacture or market any competing product.

G-CSF is an haematopoietic growth factor that works by encouraging the bone marrow to produce more white blood cells. Therapeutic G-CSF is primarily used for the treatment of neutropenia, the lowering of the white blood cells that fight infections. Biocon has received regulatory approval of its G-CSF from the Indian DCGI for the treatment of neutropenia in cancer patients. The biological activity of Biocon’s G-CSF used in clinical trials was evaluated by NIBSC (National Institute of Biological Standards and Control), UK, which provides independent testing of biological medicines. The NIBSC found that the potency of Biocon’s drug met the necessary requirements of a biosimilar G-CSF. Under the terms of the agreement, we paid Biocon a $7.5 million licensing fee upon the achievement of the only milestone under the agreement and, following regulatory approval in the licensed territories, we will pay Biocon royalties based on a percentage of net sales.

In June 2007, we entered into a license agreement with Biocon Limited under which we granted Biocon the right to market and sell Abraxane® in India, Pakistan, Bangladesh, Sri Lanka, United Arab Emirates, Saudi Arabia, Kuwait and certain other South Asian and Persian Gulf countries. Biocon’s rights are exclusive with respect to India, Pakistan, Bangladesh, Nepal, Bhutan, Sri Lanka and the Maldive Islands and are co-exclusive with us and our licensees with respect to all other countries. If Biocon fails to achieve a specified target market share by a specified time in any exclusive country, then we have the right to make Biocon’s license in that country non-exclusive unless Biocon makes a payment to us equal approximately to the royalty that would have been payable had Biocon achieved the target market share. If Biocon fails to achieve a minimum market share by a specified time in any exclusive country for two consecutive calendar years, then we also have the right to terminate Biocon’s rights with respect to such country. The agreement will remain in effect until terminated by one of the parties in accordance its terms. We may terminate the agreement if Biocon (a) fails to timely cure a material breach; (b) fails to receive regulatory approval in India by a specified time; (c) becomes bankrupt; or (d) sells Abraxane® while concurrently selling a generic form of Abraxane®. Biocon may terminate the agreement if we fail to timely cure a material breach. We will receive payments from Biocon based on the higher of a percentage net sales or a specified profit split under the license agreement. In October 2007, we received regulatory approval from India’s Drug Controller General to market Abraxane® for the treatment of metastatic breast cancer in India. Commercial introduction of Abraxane® in the Indian market is expected in 2008 following completion of appropriate importation certifications.

University of Southern California

In May 2007, we entered into a license agreement with the University of Southern California (USC) under which we licensed the exclusive worldwide development and commercialization rights for an intellectual property portfolio of diagnostic protein biomarkers for therapy response, therapy toxicity and disease recurrence in colorectal cancers. The intellectual property licensed is based on USC research by Associate Professor of Medicine Heinz-Joseph Lenz and colleagues. Under the terms of the agreement, we made a $500,000 upfront payment to USC. We agreed to make minimum annual royalty payments of $25,000. If products are successfully developed incorporating any of the licensed technologies, we will pay USC royalties based on a percentage of net sales. We have also agreed to spend at least $100,000 internally or with third parties for product development under the agreement. The general royalty payments and product development expenses are fully creditable towards the annual minimal royalty.

Cenomed BioSciences, LLC

In April 2007, we formed a joint venture with Cenomed, Inc. to create Cenomed BioSciences, LLC. This venture is designed to further the research and development of novel drugs that interact with the central nervous system focused on psychiatric and neurological diseases. Substantially all of the assets of Cenomed, Inc. were contributed to this joint venture. The previous focus of the research by Cenomed included the development of drugs for the treatment of schizophrenia, neuroprotection, mild cognitive impairment and memory/attention impairments associated with aging, attention deficit hyperactivity disorder and pain. We hold a 70% membership interest in this joint venture. Under the operating agreement for this joint venture, we made an initial contribution of $500,000. We also agreed to contribute up to an additional $5.5 million to help fund the further development of these drugs as follows: approximately $136,000 per month from May 2007 to March 2008 and approximately $167,000 per month from April 2008 to March 31, 2010. Neither Cenomed nor we are required under the operating agreement to contribute any additional capital to the joint venture. We are entitled to elect three of the five managers to the board, with board actions generally requiring only a majority vote of the managers. The joint venture shall continue until dissolved upon the earliest to occur of (i) the approval of the board of managers and the affirmative vote of the members; (ii) entry of a decree of judicial dissolution in accordance with Delaware law; or (iii) a sale of all or substantially all of the assets of the joint venture and the corresponding receipt by the members of the full consideration relating thereto.

Green Cross Corporation

In November, Abraxis granted an exclusive license to Green Cross Corporation for the commercialization of ABRAXANE in Korea. In addition, Green Cross granted an exclusive license to Abraxis for the future commercialization of the following biosimilars in the U.S. and Canada: erythropoetin, pegylated G-CSF (granulocyte-colony stimulating factor), Interferon-Alpha, recombinant Factor VIII, and Enbrel® (etanercept).

Competition

Competition among biotechnology, pharmaceutical and other companies that research, develop, manufacture or market proprietary pharmaceuticals is intense and is expected to increase. We compete with these entities in all areas of business, including competing to attract and retain qualified scientific and technical personnel.

Our products’ and product candidates’ competitive position among other pharmaceutical products may be based on, among other things, patent position, product efficacy, safety, reliability, availability, patient convenience/delivery devices and price, as well as, the development and marketing of new competitive products. Certain of our products and product candidates may face substantial competition from products marketed by large pharmaceutical companies, many of which have greater clinical, research, regulatory, manufacturing, marketing, financial and human resources, and experience than we do. In addition, the introduction of new products or the development of new processes by competitors or new information about existing products may result in product replacements or price reductions, even for products protected by patents.

Some of our competitors are actively engaged in research and development in areas where we are developing product candidates. The competitive marketplace for our product candidates is significantly dependent upon the timing of entry into the market. Early entry may have important advantages in gaining product acceptance and market share and, as a result, may contribute significantly to the product’s eventual success and profitability. Accordingly, in some cases, the relative speed with which we can develop products, complete the testing, receive approval, and supply commercial quantities of the product to the market is expected to be important to our competitive position.

In addition, we compete with large pharmaceutical and biotechnology companies when entering into cooperative arrangements with smaller companies and research organizations in the biotechnology industry for the development and commercialization of products and product candidates. Small companies, academic institutions, governmental agencies and other public and private research organizations conduct a significant amount of research and development in the biotechnology industry. These entities may seek to enter into licensing arrangements to collect royalties for use of technology or for the sale of products they have discovered or developed. We may face competition in licensing or acquisition activities from pharmaceutical companies and large biotechnology companies that also seek to acquire technologies or product candidates from these entities.

We believe that Abraxane® competes, directly or indirectly, with the primary taxanes in the market place, including Bristol-Myers Squibb’s Taxol® and its generic equivalents, Sanofi-Aventis’ Taxotere® and other cancer therapies. Many pharmaceutical companies have developed and are marketing, or are developing, alternative formulations of paclitaxel and other cancer therapies that may compete directly or indirectly with Abraxane®.

Regulatory Considerations

Proprietary pharmaceutical products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in foreign countries. FDA approval is required before any dosage form of any drug can be marketed in the United States. All applications for FDA approval must contain information relating to pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.

The process required by the FDA before a new drug may be marketed in the United States generally involves:

•	completion of pre-clinical laboratory and animal testing;

•	submission of an investigational new drug application, or IND, which must become effective before trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product’s intended use; and

•	submission to and approval by the FDA of a new drug application, or NDA.

Clinical trials are typically conducted in three sequential phases that may overlap. These phases generally include:

•	Phase I during which the drug is introduced into healthy human subjects or, on occasion, patients, and generally is tested for safety, stability, dose tolerance and metabolism;

•

Phase II during which the drug is introduced into a limited patient population to determine the efficacy of the product in specific targeted diseases, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks; and

•	Phase III during which the clinical trial is expanded to a more diverse patient group in geographically dispersed trial sites to further evaluate clinical efficacy, optimal dosage and safety.

The drug sponsor, the FDA or the Institutional Review Board at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

The results of product development, preclinical animal studies and human studies are submitted to the FDA as part of the NDA. The NDA also must contain extensive manufacturing information. The FDA may approve on the basis of the submission made or disapprove the NDA if applicable FDA regulatory criteria are not satisfied. The FDA may also require additional clinical data. Under certain circumstances, drug sponsors may obtain approval pursuant to Section 505(b)(2) of the Federal Food, Drug & Cosmetic Act based in part upon literature or an FDA finding and/or effectiveness for another approved product, even where the products are not duplicates in terms of chemistry and bioequivalence. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies. The FDA requested that we perform a safety and pharmacokinetics study for Abraxane® in patients with hepatic impairment. This ongoing study is our only outstanding post-marketing commitment and is expected to be completed in mid-2008. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location or process, additional regulatory review may be required. We and our suppliers also must adhere to current good manufacturing practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, laboratories and processes following the initial approval. If, as a result of these inspections, the FDA determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against our manufacturers, including the suspension of manufacturing operations.

While the above process describes the regulatory process in the United States, similar processes for drug development and approval to market generally apply internationally.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. The activities of our strategic partners relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on us. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential future federal, state, or local laws, rules and/or regulations. Our research and development activities involve the controlled use of chemicals, biological materials and other hazardous materials. We believe that our procedures comply with the standards prescribed by federal, state and local laws, rules and/or regulations; however, the risk of injury or accidental contamination cannot be completely eliminated.

Manufacturing

We have manufacturing facilities in Melrose Park, Illinois, Phoenix, Arizona and Barbengo, Switzerland. For the length of the applicable lease, our manufacturing facility in Melrose Park has been leased to New APP and New APP has agreed to provide certain contract manufacturing services to us in accordance with the terms of the manufacturing agreement. In addition, we leased from New APP a portion of New APP’s Grand Island, New York manufacturing facility to enable us to perform our responsibilities under the manufacturing agreement for its term. The initial term of the manufacturing agreement will expire on December 31, 2011, but the term of the manufacturing agreement will be automatically extended for one year if either New APP exercises its option to extend the lease for our Melrose Park manufacturing facility for an additional year or we exercise our option to extend the lease for New APP’s Grand Island manufacturing facility for an additional year. We expect that our Melrose Park, Phoenix and Barbengo facilities will be utilized to globally manufacture our current and future proprietary products, including Abraxane® .

In addition, as part of the separation agreement, New APP’s current Puerto Rico facility will be divided into two separate facilities and we will take ownership of one part of the facility. The portion of the Puerto Rico facility that will be owned by us following the separation of the Puerto Rico facility is the 90,000 square foot active pharmaceutical ingredients manufacturing plant currently leased to Pfizer for a term expiring in February 2012.

We are required to comply with the applicable FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practice, or cGMP, regulations. cGMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation. Our manufacturing facilities must meet cGMP requirements to permit us to manufacture our products. We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the Drug Enforcement Administration and other authorities to assess our compliance with applicable regulations.

Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with a product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Raw Materials

The manufacture of our products requires raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components currently are available only from a limited number of sources. Additionally, regulatory approvals for a particular product denote the raw materials and components, and the suppliers for such materials that may be used for that product. Even when more than one supplier exists, we may elect to list, and in some cases have only listed, one supplier in our applications with the

FDA. Any change in or addition of a supplier not previously approved must then be submitted through a formal approval process with the FDA. From time to time, it is necessary to maintain increased levels of certain raw materials due to the anticipation of raw material shortages or in response to market opportunities.

Intellectual Property

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and patent protection to preserve our competitive position. We have over 100 issued U.S. and foreign patents, including patents relating to Abraxane® and the technology surrounding Abraxane®. The issued patents covering Abraxane® , and methods of use and preparation of Abraxane®, currently expire through 2018, but we have additional pending U.S. and foreign patent applications covering Abraxane® that could extend the expiration dates.

Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. We cannot determine with certainty whether patents or patent applications of other parties will materially affect our ability to make, use, offer to sell or sell any products. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our or our licensors’ products, product candidates or other technologies.

Intellectual property protection is highly uncertain and involves complex legal and factual questions. Our patents and those for which we have or will have licensed rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us.

Third-party patent applications and patents could reduce the coverage of the patents licensed, or that may be licensed to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be enjoined from commercialization of products or be required to obtain licenses to these patents or to develop or obtain alternative technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies to our licensors or our technologies.

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. U.S. Patent and Trademark Office interference proceedings may be necessary if we and another party both claim to have invented the same subject matter. Similarly, our patents and patent applications, or those of our licensors, could face other challenges, such as opposition proceedings and reexamination proceedings. Any such challenge, if successful, could result in the invalidation of, or a narrowing of scope of, any such patents and patent applications. We could incur substantial costs and our management’s attention would be diverted if:

•	patent litigation is brought by third parties;

•	we are a party to or participate in patent suits brought against or initiated by us or our licensors;

•	we are a party to or participate in an interference proceeding; or

•	we are a party to an opposition or reexamination proceeding.

In addition, we may not prevail in any of these actions or proceedings.

We are currently involved in a patent infringement lawsuit with Élan Pharmaceutical Int’l Ltd. See “Item 3—Legal Proceedings” below.

Employees

As of December 31, 2007, we had a total of approximately 615 full-time employees, of which approximately 190 were dedicated to research and development activities, including clinical trials, approximately 170 were in manufacturing, approximately 180 were in sales and marketing and approximately 75 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

Environment

We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our financial condition or competitive position.

Available Information

Our Internet address is www.abraxisbio.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports, are available free of charge on our website as soon as reasonably practical after they are electronically filed or furnished to the SEC. The information found on our website shall not be deemed incorporated by reference by any general statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our website by reference, and shall not be deemed filed under such Acts.

The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information about issuers that file reports electronically with the SEC. The address of that site is www.sec.gov.

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

Risks Related to our Business and Industry

We have been operating at a loss.

We have experienced significant operating losses in each year of our business. We had a net loss of approximately $41.6 million, $124.6 million and $12.7 million for years ended December 31, 2007, 2006 and 2005, respectively. We expect to incur additional operating losses for the foreseeable future until we generate sufficient Abraxane® revenues to offset our research and development activities to support our continuing product development efforts.

We are highly dependent upon the strong market acceptance of Abraxane®.

Our future profitability is highly dependent on the strong market acceptance of Abraxane®. For the year ended December 31, 2007, total Abraxane® revenue was $324.7 million, including $36.4 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca. For the year ended December 31, 2006, total Abraxane® revenue was $174.9 million, including $18.2 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca. Because Abraxane® is our only approved product, Abraxane® revenue represented approximately 97% and 96% of our revenues for the year ended December 31, 2007 and 2006, respectively. We anticipate that sales of Abraxane® will remain a substantial portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®.

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

In addition, we will continue to make a significant investment in Abraxane®, including costs associated with conducting clinical trials and obtaining necessary regulatory approvals for the use of Abraxane® in other indications and settings and in other jurisdictions, expansion of our marketing, sales and manufacturing staff, the acquisition of paclitaxel raw material, expansion of manufacturing facilities and the manufacture of finished product. The success of Abraxane® in the Phase III trial for metastatic breast cancer and other clinical trials may not be representative of future clinical trial results for Abraxane® with respect to other clinical indications. The results from clinical, pre-clinical studies and early clinical trials conducted to date may not be predictive of results to be obtained in later clinical trials, including those ongoing at present. Further, the commencement and completion of clinical trials may be delayed by many factors that are beyond our control, including:

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

Future or existing patents issued to third parties may contain claims that conflict with our products. We may be subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future with respect to Abraxane®, products that we may develop or products that we may license. We currently are involved in a patent infringement lawsuit against Élan Pharmaceutical Int’l Ltd. See “Item 3—Legal Proceedings” below. Litigation or interference proceedings could force us to:

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

We may have potential conflicts of interest with New APP.

Conflicts of interest may arise between New APP and us in a number of areas relating to our past and ongoing relationships, including:

•	business opportunities that may be attractive to both New APP and us;

•	manufacturing and transitional service arrangements we have entered into with New APP;

•	lease agreements we have entered into with New APP; and

•	employee retention and recruiting.

Our Chief Executive Officer and Chairman of our board of directors, Patrick Soon-Shiong, M.D., is also the chief executive officer and chairman of the board of directors of new APP. Our Chief Financial Officer, Lisa Gopala, is also the chief financial officer of new APP. Dr. Soon-Shiong also owns over 80% of the outstanding capital stock of New APP and us. Accordingly, he may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of our business, on the one hand, and the business of New APP, on the other hand.

In connection with the separation and related transactions, we entered into an agreement with New APP under which we and New APP have acknowledged and agreed that Dr. Soon-Shiong and Ms. Gopala will serve as officers of both companies and receive compensation from either or both companies. New APP also acknowledged and agreed in this agreement that neither Dr. Soon-Shiong nor Ms. Gopala will have any obligation to present to New APP any business or corporate opportunity that may come to his or her attention other than certain business opportunities relating to the manufacture or sale of products that either were manufactured and sold by the hospital-based products business prior to the separation or were the subject of an ANDA filed prior to the separation and related transactions. This agreement does not ensure the continued services of either Dr. Soon-Shiong or Ms. Gopala, restrict these individuals from resigning from our company or restrict our board of directors from terminating their employment with us. In connection with the private letter ruling, Old Abraxis has represented to the Internal Revenue Service that no person will serve as an executive officer of both us and New APP one year following the distribution. Resolutions of some potential conflicts of interest are subject to review and approval by the audit committee of our board of directors or approval by another independent committee of our board of directors. We still may be unable, however, to resolve some potential conflicts of interest with New APP and Dr. Soon-Shiong and, even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

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

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. We maintain insurance coverage for product liability claims in the aggregate amount of $100 million, including primary and excess coverages, which we believe is reasonably adequate coverage. Product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention and adversely affect our reputation and the demand for these products.

We depend heavily on the principal members of our management and research and development teams, the loss of whom could harm our business.

We depend heavily on the principal members of our management and research and development teams, including Dr. Patrick Soon-Shiong, Chief Executive Officer, Lisa Gopala, Chief Financial Officer, Bruce Wendel, Executive Vice President of Corporate Operations and Development, Neil P. Desai, Vice President of Research and Development, and Nicholas Everett, Chief Scientist, Drug Discovery. Each of the members of the executive management team is employed “at will.” The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

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

As part of our business strategy and growth plan, we may acquire businesses, technologies or products that we believe will complement our business. The process of integrating an acquired business, technology or product may result in unforeseen operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of our existing business. In addition, we may not be able to maintain the levels of operating efficiency that any acquired company achieved or might have achieved separately. Successful integration of the companies that we may acquire will depend upon our ability to, among other things, eliminate redundancies and excess costs. As a result of difficulties associated with combining operations, we may not be able to achieve cost savings and other benefits that the company might hope to achieve with acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or have an undesirable impact on our financial statements.

Risks Relating to Our Separation

We have no history operating as an independent company, and we may be unable to make the changes necessary to operate successfully as an independent company.

Prior to the separation, our business was operated by Old Abraxis as part of its broader corporate organization rather than as a stand-alone company. Old Abraxis assisted us by providing financing and corporate functions such as human resources, information technology, internal audit, tax and accounting functions. New APP has no obligation to provide assistance to us other than certain interim services. These interim services include, among other things, manufacturing services, information technology services, accounting and finance services and human resources support. Because our business has not recently been operated as an independent company, we cannot assure you that we will be able to successfully implement the changes necessary to operate independently or that we will not incur additional costs operating independently that would have a negative effect on our business, results of operations and financial condition.

In addition, prior to the separation, our business was able to leverage Old Abraxis’ size, relationships and purchasing power in procuring goods, services and technology (including office supplies, computer software licenses and equipment), travel and all employee benefits plans for which per employee cost was based on number of lives covered. Our separation from Old Abraxis has had a significant impact on the per employee cost for certain coverage such as health care and disability.

We are in the process of creating our own, or engaging third parties to provide, systems and business functions to replace many of the systems and business functions Old Abraxis provided to us. We will also need to make significant investments to develop our independent ability to operate without Old Abraxis’ existing operational and administrative infrastructure. These initiatives will be costly to implement, and we may not be successful in implementing these systems and business functions.

Our historical financial information may not be representative of our future results as an independent company.

The historical financial information we have included in this Annual Report on Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented or what our results of operations, financial position and cash flows will be in the future when we are an independent company. This is primarily because:

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

In addition, we are now responsible for the additional costs associated with being an independent public company, including costs related to corporate governance and listed and registered securities. Therefore, our financial statements may not be indicative of our future performance as an independent company. For additional information about our past financial performance and the basis of presentation of our financial statements, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Our separation from Old Abraxis may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in having separated from Old Abraxis. These difficulties include:

•	preserving customer, supplier and other important relationships;

•	the potential difficulty in retaining key officers and personnel; and

•	separating corporate infrastructure, including systems, insurance, accounting, legal, finance, tax and human resources.

We anticipate that it generally will take up to 24 months to completely separate from Old Abraxis, with the exception of manufacturing activities which New APP will undertake for us and certain lease arrangements, which will last for a period of four or five years. Our separation from Old Abraxis may not be successfully or cost-effectively completed. The failure to do so could have an adverse effect on our business, financial condition and results of operations.

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

We may be required to indemnify New APP and may not be able to collect on indemnification rights from New APP.

Under the terms of the separation and distribution agreement, we have agreed to indemnify New APP from and after the distribution with respect to all liabilities of Old Abraxis not related to its hospital-based products business and the use by New APP of any trademarks or other source identifiers owned by us. Similarly, New APP has agreed to indemnify us from and after the distribution with respect to all liabilities of Old Abraxis related to its hospital-based products business and the use by us of any trademarks or other source identifiers owned by New APP. Under the terms of the tax allocation agreement, we have agreed to indemnify New APP against all tax liabilities to the extent they relate to the proprietary products business, and New APP has agreed to indemnify us against all liabilities to the extent they relate to the hospital-based products business. In addition, we have agreed to indemnify New APP for any taxes resulting from a failure of the distribution to qualify as a tax-free distribution under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code, unless such failure results solely from specified acts of New APP after the distribution. Under the terms of the manufacturing agreement, we have agreed to indemnify New APP from any damages resulting from a third-party claim caused by or alleged to be caused by (i) our failure to perform our obligations under the manufacturing agreement; (ii) any product liability claim arising from the negligence, fraud or intentional misconduct of us or any of our affiliates or any product liability claim arising from our manufacturing obligations (or any failure or deficiency in our manufacturing obligations) under the manufacturing agreement; (iii) any claim that the manufacture, use or sale of Abraxane® or our pipeline products infringes a patent or any other proprietary right of a third party; or (iv) any recall, product liability claim or other third-party claim not arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by New APP, by reason of the $100 million limitation of liability described below. We have also agreed to indemnify New APP for liabilities that it becomes subject to as a result of its activities under the manufacturing agreement and for which it is not responsible under the terms of the manufacturing agreement. New APP has agreed to indemnify us from any damages resulting from a third-party claim caused by or alleged to be caused by (i) New APP’s gross negligence, bad faith, intentional misconduct or intentional failure to perform its obligations under the manufacturing agreement; or (ii) any product liability claim arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by New APP. New APP generally will not have any liability for monetary damages to us or third parties in connection with the manufacturing agreement for damages in excess of $100 million in the aggregate. There are no time limits on when an indemnification claim must be brought and no other monetary limits on the amount of indemnification that may be provided. These indemnification obligations could be significant. Our ability to satisfy any of these indemnification obligations will depend upon the future financial strength of our company. We cannot determine whether we will have to indemnify New APP for any substantial obligations. We also cannot assure you that, if New APP becomes obligated to indemnify us for any substantial obligations, New APP will have the ability to satisfy those obligations. Any indemnification payment by us, or any failure by New APP to satisfy its indemnification obligations, could have a material adverse effect on our business.

We will be dependent upon New APP to manufacture Abraxane® for a term of four or five years, and the manufacture of pharmaceutical products is highly regulated.

In connection with the separation and distribution agreement, we entered into a manufacturing agreement with New APP for the manufacture of Abraxane® and our pipeline products whereby New APP agreed to undertake certain of the tasks necessary to manufacture Abraxane® and our pipeline products until December 31, 2011, with this agreement automatically extended by one year if either New APP elects to exercise its option to extend the lease on our Melrose Park manufacturing facility or we elect to exercise our option to extend the lease on New APP’s Grand Island manufacturing facility. Accordingly, we will be dependent upon New APP to manufacture our products. The amount and timing of resources that New APP devotes to the manufacture of our products is not within our direct control. Further, in the event of capacity constraints at the manufacturing facilities, the manufacturing agreement provides that the available capacity will be prorated between us and New APP according to the parties’ then current use of manufacturing capacity at the relevant facilities. Any loss in manufacturing capacity pursuant to these proration provisions could be detrimental to our business and operating results. While the manufacturing agreement allows us to override these proration provisions, we may only do so by paying New APP additional fees under the manufacturing agreement. If we are forced to pay New APP additional fees to retain our capacity rights under the manufacturing agreement, it could be detrimental to our operating results.

The manufacture of pharmaceutical products is highly exacting and complex, due in part to strict regulatory requirements and standards which govern both the manufacture of a particular product and the manufacture of these types of products in general. Problems may arise during their manufacture due to a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to loss of the cost of raw materials and components used and lost revenue. If such problems are not discovered before the product is released to the market, recall costs may also be incurred. Under the terms of the manufacturing agreement, we have the final responsibility for release of the products manufactured pursuant to the manufacturing agreement and will bear all expenses in connection with any recall of products, unless the recall is a result of New APP’s gross negligence, bad faith, intentional misconduct or intentional breach, in which case New APP would bear all costs and expenses related to such product recall, subject to the $100 million limit on liability under the manufacturing agreement. To the extent New APP encounters difficulties or problems with respect to the manufacture of our pharmaceutical products, including Abraxane®, this may be detrimental to our business, operating results and reputation.

Risks Related To An Investment In Our Common Stock

Our Chief Executive Officer and entities affiliated with him collectively own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

Our Chief Executive Officer and entities affiliated with him collectively own over 80% of our outstanding common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

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

Substantial sales of our shares, or the perception that such sales might occur, could depress the market price for our shares. Our Chief Executive Officer and entities affiliated with him own over 80% of our outstanding common stock. In connection with Old Abraxis requesting from the Internal Revenue Service a private letter ruling regarding the U.S. federal income tax consequences of the transactions, our Chief Executive Officer, his wife and certain entities affiliated with him have represented to the Internal Revenue Service that they have no current plan or intention to sell their shares after the separation.

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

In connection with the separation and distribution, Old Abraxis incurred $1 billion in indebtedness and contributed $700 million of those proceeds to us prior to the separation. If Old Abraxis is insolvent or rendered insolvent as a result of the distribution of our common stock to the holders of Old Abraxis common stock, or if any of Old Abraxis and/or one or more of its subsidiaries that incurs a portion of the indebtedness is insolvent or rendered insolvent either as a result of the incurrence of the indebtedness or the ultimate dividend/transfer of the proceeds of such indebtedness to us, there is a risk that a creditor (or a creditor representative) of Old Abraxis could bring fraudulent transfer claims to recover all or a portion of our common stock received in the separation and distribution and that the persons receiving such distributions would be required to return all or a portion of such distributions if such claims were successful. It was a condition to the completion of the transactions that Old Abraxis received opinions of a valuation firm with respect to Old Abraxis and its subsidiaries’ solvency at the time it declared the distributions and at the time the distributions were made.

If the holding company merger that was completed in connection with the separation does not qualify as a reorganization under Section 368(a)(1) of the Internal Revenue Code, then Old Abraxis and Old Abraxis stockholders may be responsible for payment of significant U.S. federal income taxes, and if the distribution does not constitute a tax-free distribution under Section 355 of the Internal Revenue Code, then New APP and New APP stockholders may be responsible for payment of significant U.S. federal income taxes.

The obligations of the parties to effect the separation was conditioned upon the receipt of a private letter ruling from the Internal Revenue Service to the effect that (i) the holding company merger that was completed in connection with the separation qualified as a reorganization under Section 368(a)(1)(F) of the Internal Revenue

Code and (ii) the contribution of New Abraxis, LLC to us, which we refer to as the “proprietary contribution,” the cash contribution and the distribution qualified as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code and the distribution qualified for nonrecognition treatment under Sections 355(a) and 361(c) of the Internal Revenue Code. Old Abraxis received the private letter ruling on October 5, 2007. The private letter ruling, however, did not address two requirements under Section 355 of the Internal Revenue Code on which the Internal Revenue Service will not rule (namely, that the distribution (a) was motivated, in whole or substantial part, by one or more corporate business purposes and (b) was not being used principally as a device for the distribution of the earnings and profits of New APP, New Abraxis or both). Thus, the obligations of the parties to effect the proprietary contribution, the cash contribution and the distribution also was conditioned upon the receipt of an opinion of Fried, Frank, Harris, Shriver & Jacobson LLP, counsel to Old Abraxis, to the effect that these two requirements should be satisfied.

The private letter ruling the opinion of counsel was based, in part, on assumptions and representations as to factual matters made by, among others, Old Abraxis, Dr. Soon-Shiong, his wife, and certain Old Abraxis stockholders, as requested by the Internal Revenue Service or counsel, which, if incorrect, could jeopardize the conclusions reached by the Internal Revenue Service and counsel. The private letter ruling did not address certain material legal issues that could affect its conclusions (including whether the distribution was motivated, in whole or substantial part, by one or more corporate business purposes, whether the distribution was being used principally as a device for the distribution of the earnings and profits of New APP, New Abraxis or both, and whether the distribution and any acquisition or acquisitions are part of a plan or series of related transactions under Section 355(e) of the Internal Revenue Code), and reserved the right of the Internal Revenue Service to raise such issues upon a subsequent audit. Opinions of counsel neither bind the Internal Revenue Service or any court, nor preclude the Internal Revenue Service from adopting a contrary position.

On the distribution date, Old Abraxis and New Abraxis, LLC effected a holding company merger. In the holding company merger, Old Abraxis merged with and into New Abraxis, LLC. If the holding company merger does not qualify as a reorganization under Section 368(a)(1) of the Internal Revenue Code, each Old Abraxis stockholder who received New APP common stock in exchange for Old Abraxis common stock will recognize taxable gain or loss equal to the difference between the fair market value of the New APP common stock received and such stockholder’s basis in the Old Abraxis common stock exchanged therefor, and Old Abraxis will recognize taxable gain equal to the fair market value of its assets over their aggregate adjusted basis.

If the distribution does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, New APP would recognize taxable gain equal to the excess of the fair market value of the New Abraxis common stock distributed to the Old Abraxis stockholders over New APP’s tax basis in the New Abraxis common stock. In addition, each Old Abraxis stockholder who received New Abraxis common stock in the distribution would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of the New Abraxis common stock received.

In the event that New APP recognizes a taxable gain in connection with the distribution because the distribution did not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, the taxable gain recognized by New APP would result in significant U.S. federal income tax liabilities to New APP. Under the Internal Revenue Code, New APP would be primarily liable for these taxes and New Abraxis would be secondarily liable. Under the terms of the tax allocation agreement among New APP, New APP LLC, New Abraxis and New Abraxis, LLC, New Abraxis will generally be required to indemnify New APP against any such taxes unless such taxes would not have been imposed but for an act of New APP or its affiliates, subject to specified exceptions. New Abraxis’ or New APP’s respective obligations to indemnify the other pursuant to the tax allocation agreement could have a material adverse effect on New APP and/or New Abraxis. There can be no assurance that New APP would be able to fulfill its obligations under the tax allocation agreement if New APP was determined to be responsible for these taxes. In addition, these mutual indemnity obligations could discourage or prevent a third party from making a proposal to acquire either party.

The distribution may be taxable to New APP and New Abraxis if there is an acquisition of 50% or more of the outstanding common stock of New APP or New Abraxis.

Even if the distribution otherwise qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code, under Section 355(e) of the Internal Revenue Code, the distribution of New Abraxis common stock to Old Abraxis stockholders would result in significant U.S. federal income tax liabilities to New APP (but not New APP stockholders) if there is an acquisition of stock of New Abraxis or New APP as part of a plan or series of related transactions that includes the distribution and that results in an acquisition of 50% or more of the outstanding common stock of New Abraxis or New APP.

The process for determining whether a prohibited 50% or greater change in control has occurred under these rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If New Abraxis or New APP engages in a transaction involving the issuance or disposition or shares, or that otherwise creates a significant change in ownership, New APP would recognize taxable gain if such issuance, disposition or other change in ownership results in an acquisition of 50% or more of the outstanding common stock of New Abraxis or New APP. Furthermore, because a substantial portion of our stock and the stock of New APP will be held by or on behalf of a single stockholder, that stockholder will have the ability to cause or permit a prohibited change in the ownership of New APP or of New Abraxis to occur, which would also cause New APP to recognize a taxable gain under these rules. The private letter ruling did not address whether the distribution and any acquisition or acquisitions are part of a plan or series of related transactions under Section 355(e) of the Internal Revenue Code.

In the event that New APP recognizes a taxable gain in connection with the distribution because of an acquisition of 50% or more of the outstanding common stock of New Abraxis or New APP as part of a plan or series of related transactions that includes the distribution, the taxable gain recognized by New APP would result in significant U.S. federal income tax liabilities to New APP. Under the Internal Revenue Code, New APP would be primarily liable for these taxes and New Abraxis would be secondarily liable. Under the terms of the tax allocation agreement among New APP, New APP LLC, New Abraxis and New Abraxis LLC, New Abraxis will generally be required to indemnify New APP against any such taxes unless such taxes would not have been imposed but for an act of New APP or its affiliates, subject to specified exceptions. New Abraxis’ or New APP’s respective obligations to indemnify the other pursuant to the tax allocation agreement could have a material adverse effect on New APP and/or New Abraxis. There can be no assurance that New APP would be able to fulfill its obligations under the tax allocation agreement if New APP was determined to be responsible for these taxes. In addition, these mutual indemnity obligations could discourage or prevent a third party from making a proposal to acquire either party.

Actions taken by our Chief Executive Officer (or entities affiliated with him) could adversely affect the tax-free nature of the distribution.

Sales of New Abraxis common stock or New APP common stock by Dr. Soon-Shiong, his wife, or entities affiliated with Dr. Soon-Shiong or one or more members of his family after completion of the distribution may adversely affect the tax-free nature of the distribution. Sales of New Abraxis common stock or New APP common stock by Dr. Soon-Shiong, his wife, or entities affiliated with Dr. Soon-Shiong or one or more members of his family after completion of the distribution might be considered evidence that the distribution was used principally as a device for the distribution of earnings and profits of New APP, New Abraxis or both, particularly if it were determined that the selling stockholder had an intent to effect such sale at the time of the distribution. The obligation of the parties to effect the separation and related transactions were conditioned upon the receipt of an opinion of Fried, Frank, Harris, Shriver & Jacobson LLP to the effect that, among other requirements, the distribution is not being used principally as a device for the distribution of earnings and profits of New APP, New Abraxis or both. If sales of New Abraxis common stock or New APP common stock by Dr. Soon-Shiong, his wife, or entities affiliated with Dr. Soon-Shiong or one or more members of his family occur after completion of the distribution, the conclusions reached in the opinion may not apply. Dr. Soon-Shiong, his wife and the entities that hold shares of Old

Abraxis common stock on behalf of Dr. Soon-Shiong or one or more members of his immediate family have provided a representation to the Internal Revenue Service in connection with the private letter ruling that they have no plan or intention to sell, transfer or otherwise dispose of any of the shares of New Abraxis common stock and New APP common stock they will hold after the distribution. Dr. Soon-Shiong, his wife and such entities provided similar representations to counsel in connection with counsel’s opinion. If the Internal Revenue Service successfully asserted that the distribution was used principally as a device for the distribution of earnings and profits of New APP, New Abraxis or both, the distribution would not qualify as a tax-free distribution, and thus would be taxable to both New APP and the New APP stockholders (as a result of which New Abraxis would be required to indemnify New APP to the extent required under the tax allocation agreement). Furthermore, sales of New Abraxis common stock or New APP common stock by Dr. Soon-Shiong, his wife, or entities affiliated with Dr. Soon-Shiong or one or more members of his family after completion of the distribution could cause a prohibited change in the ownership of New Abraxis or New APP to occur within the meaning of Section 355(e) of the Internal Revenue Code, which would cause New APP to recognize a taxable gain.

In the event that New APP recognizes a taxable gain in connection with the distribution because the distribution does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code or because of an acquisition of 50% or more of the outstanding common stock of New Abraxis or New APP as part of a plan or series of related transactions that includes the distribution within the meaning of Section 355(e) of the Internal Revenue Code, the taxable gain recognized by New APP would result in significant U.S. federal income tax liabilities to New APP. Under the Internal Revenue Code, New APP would be primarily liable for these taxes and New Abraxis would be secondarily liable. Under the terms of the tax allocation agreement among New APP, New APP LLC, New Abraxis and New Abraxis LLC, New Abraxis will generally be required to indemnify New APP against any such taxes unless such taxes would not have been imposed but for an act of New APP or its affiliates, subject to specified exceptions. New Abraxis’s or New APP’s respective obligations to indemnify the other pursuant to the tax allocation agreement could have a material adverse effect on New APP and/or New Abraxis. There can be no assurance that New APP would be able to fulfill its obligations under the tax allocation agreement if New APP was determined to be responsible for these taxes. In addition, these mutual indemnity obligations could discourage or prevent a third party from making a proposal to acquire either party.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We operate various facilities in the United States, Puerto Rico, Canada and Switzerland, which have an aggregate size of approximately 0.8 million square feet. We believe that our existing facilities are sufficient to meet our expected needs. The location and uses of our principal facilities as of December 31, 2007 were as follows:

Location	Use	Own/ Lease	Lease Expiration	Approximate Square Feet
Los Angeles, CA	Principal executive office	Lease	December 2011	45,300
Marina Del Rey, CA	Research & regulatory affairs	Lease	August 2011	50,700
Bridgewater, NJ	Administration	Lease	September 2011	33,000
Elk Grove Village, Illinois	Manufacturing	Own	—	90,000
Melrose Park, Illinois(1)	Manufacturing	Own	—	122,000
Melrose Park, Illinois(2)	Research and development and warehouse	Own	—	147,000
Grand Island, New York(3)	Manufacturing	Lease	December 2011	5,700
Barbengo, Switzerland	Manufacturing	Own	—	25,000
Phoenix, Arizona	Manufacturing	Own	—	200,000
Barceloneta, Puerto Rico(4)	Manufacturing	Own	—	90,000
Durham, North Carolina	Clinical trial management	Lease	July 2016	36,000

				844,700

(1)	For the length of the applicable lease, the manufacturing facility in Melrose Park has been leased to New APP, and New APP has agreed to provide certain contract manufacturing services to us in accordance with the terms of the manufacturing agreement.
(2)	We have leased approximately 71,000 square feet of our warehouse space located at this Melrose Park facility to New APP for a term initially expiring in December 2011. We have also leased approximately 48,000 square feet of our research and development space located at this Melrose Park facility to New APP for a term expiring in December 2010.
(3)	We have leased from New APP a portion of New APP’s Grand Island, New York manufacturing facility to enable us to perform our responsibilities under the manufacturing agreement for its term. The initial term of the manufacturing agreement will expire on December 31, 2011, but the term of the manufacturing agreement will be automatically extended for one year if either New APP exercises its option to extend the lease for our Melrose Park manufacturing facility for an additional year or we elect to exercise our option to extend the lease for New APP’s Grand Island manufacturing facility for an additional year.
(4)	New APP’s Puerto Rico facility will be divided into two separate facilities, and we will take ownership of one part of the facility. The portion of the Puerto Rico facility that will be owned by us following the separation of the Puerto Rico facility is the 90,000 square foot active pharmaceutical ingredients manufacturing plant currently leased to Pfizer for a term expiring on February 2012.

Item 3. LEGAL PROCEEDINGS

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against Old Abraxis, its directors and ABI in the Delaware Court of Chancery relating to the 2006 merger between Old Abraxis (then known as American Pharmaceutical Partners) and ABI. Old Abraxis was a nominal defendant in the stockholder derivative actions. The lawsuits allege that Old Abraxis’ directors breached their fiduciary duties to stockholders by causing Old Abraxis (then known as American Pharmaceutical Partners) to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s stockholders and caused the value of the shares held by Old Abraxis’ public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. In May 2007, the plaintiffs voluntarily dismissed the derivative and unjust enrichment claims, and the action is proceeding as a putative class action solely against the individual defendants. We are no longer a party to this action, but we assumed any liability of Old Abraxis relating to this litigation in connection with the separation.

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against Old Abraxis in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan-owned patents. Élan seeks unspecified damages and an injunction. In August 2006, Old Abraxis filed a response to Élan’s complaint contending that it did not infringe on the Élan patents and that the Élan patents are invalid. The trial has been set to begin in June 2008. We assumed any liability of Old Abraxis relating to this litigation in connection with the separation.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed and traded on The Nasdaq Global Market under the symbol “ABII.” Regular-way trading of our common stock commenced on November 14, 2007, the day after our separation from Old Abraxis. The low and high prices of our common stock between November 14, 2007 and December 31, 2007 as reported on Nasdaq were $38.15 and $71.72, respectively.

As of March 20, 2008, there were approximately 75 stockholders of record of our common stock and the closing price of our stock as reported by the NASDAQ on that date was $61.05.

Dividend Policy

We have never declared or paid a cash dividend and we have no current intention of paying cash dividends. We currently anticipate that we will retain future earnings to support our growth strategy. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2007.

Item 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated and Combined Statement of Operations Data:
Abraxane revenue	$324,692	$174,906	$133,731	$—	$—
Other revenue	8,994	7,381	1,944	237	429

Net revenue	333,686	182,287	135,675	237	429
Cost of sales	34,450	21,183	24,066	340	119

Gross profit (loss)	299,236	161,104	111,609	(103)	310
Operating expenses:
Research and development	88,717	63,073	50,121	34,896	21,846
Selling, general and administrative	230,031	119,462	69,239	41,645	12,220
Amortization of merger related intangibles	38,615	27,349	—	—	—
Merger related in-process research and development charge	—	83,447	—	—	—
Other merger related costs	—	16,722	—	—	—
Loss on litigation settlement	—	—	—	—	1,006
Equity in net income of Drug Source Company, LLC	(3,771)	(2,776)	(1,843)	(2,373)	(1,954)

Total operating expenses	353,592	307,277	117,517	74,168	33,118

Loss from operations	(54,356)	(146,173)	(5,908)	(74,271)	(32,808)
Interest income and other	4,990	399	287	70	126
Interest expense	(190)	(4,741)	(6,563)	(2,100)	(1,704)

Loss before income taxes	(49,556)	(150,515)	(12,184)	(76,301)	(34,386)
Provision (benefit) for income taxes	(7,952)	(25,964)	478	—	—

Net loss	$(41,604)	$(124,551)	$(12,662)	$(76,301)	$(34,386)

Basic and diluted net loss per common share	$(1.04)	$(3.11)	$(0.32)	$(1.91)	$(0.86)

Weighted-average common shares outstanding(1):
Basic	39,991	39,990	39,990	39,990	39,990

Diluted	39,991	39,990	39,990	39,990	39,990

Other data:
Cash flow provided by (used in) operating activities	$(2,893)	$170,870	$(22,272)	$(88,671)	$—
Purchases of property plant and equipment	(40,581)	(64,431)	(17,212)	(26,016)	—
Cash flow provided by (used in) financing activities	752,082	(94,398)	40,728	119,458	—
Consolidated balance sheet data:
Working capital	$735,181	$25,093	$55,232	$(11,540)	$(17,444)
Total assets	1,502,255	764,783	179,080	115,993	63,731
Total debt	—	—	190,000	—	—
Total stockholder’s equity (deficit)	1,197,387	459,021	(65,644)	47,492	14,793

(1)	As of the completion of the separation on November 13, 2007, we had 40.0 million common shares outstanding. The same number of shares is being used for both diluted earnings per share and basic earnings per share for all periods prior to the separation date. All potentially dilutive employee stock awards were excluded from the computation of diluted loss per common share for all periods as the effect on net loss per share was anti-dilutive.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 1A: Risk Factors”, “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

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

Separation

On November 13, 2007, Old Abraxis was separated into two independent publicly-traded companies: one holding the former Abraxis Pharmaceutical Products business, or the hospital-based business; and our company, which holds the former Abraxis Oncology and Abraxis Research businesses, or the proprietary business. In connection with the separation, we changed our name from New Abraxis, Inc. to Abraxis BioScience, Inc. (and the hospital-based business is operated under the name APP Pharmaceuticals, Inc.).

In connection with the separation, stockholders of Old Abraxis as of November 13, 2007 received one share of our company for every four shares of Old Abraxis held as of that date. In addition, in connection with the separation, we entered into a separation and distribution agreement that provides for, among other things, the principal corporate transactions required to effect the separation and other specified terms governing our relationship with APP after the spin-off. We also entered into various agreements with APP, including (i) a transition services agreement pursuant to which we and APP agreed to continue to provide each other with various services on an interim, transitional basis, for periods up to 24 months depending on the particular service; (ii) a manufacturing agreement whereby we and APP agreed to manufacture Abraxane® and certain other products and to provide other manufacturing-related services for a period of four or five years; (iii) an employees matters agreement providing for each company’s respective obligations to employees and former employees who are or were associated with their respective businesses, and for other employment and employee benefit matters; (iv) various real estate leases; and (v) a tax allocation agreement.

Also, in connection with the separation, New APP contributed $700 million in cash to us. We intend to use this contribution primarily to establish our presence globally in connection with the worldwide commercialization of Abraxane®, to support clinical trial activity to expand indications for Abraxane®, to invest in research and development to commercialize our clinical and discovery pipelines and for potential strategic opportunities as well as for general corporate purposes, including working capital and capital expenditures.

2006 Merger

On April 18, 2006, American Pharmaceutical Partners, Inc. or “Old APP,” completed a merger with American BioScience, Inc., or ABI, Old APP’s former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005, which we refer to as the “2006 Merger.” APP’s certificate of incorporation was amended to change its name to Abraxis BioScience, Inc (Old Abraxis).

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

RESULTS OF OPERATIONS

Overview

The following table sets forth the results of our operations for each of the three years ended December 31, 2007, and forms the basis for the following discussion of our operating activities:

	Year Ended December 31,			Change Favorable (Unfavorable)
				2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(in thousands, except per share data)
Consolidated and combined statements of operations data:
Revenue:
Abraxane	$324,692	$174,906	$133,731	$149,786	86%	$41,175	31%
Other	8,994	7,381	1,944	1,613	22%	5,437	280%

Net revenue	333,686	182,287	135,675	151,399	83%	46,612	34%
Cost of sales	34,450	21,183	24,066	(13,267)	(63)%	2,883	12%

Gross profit	299,236	161,104	111,609	138,132	86%	49,495	44%
Operating expenses:
Research and development	88,717	63,073	50,121	(25,644)	(41)%	(12,952)	(26)%
Selling, general and administrative	230,031	119,462	69,239	(110,569)	(93)%	(50,223)	(73)%
Amortization of merger related intangibles	38,615	27,349	—	(11,266)	(41)%	(27,349)	—
Merger related in-process research and development charge	—	83,447	—	83,447	—	(83,447)	—
Other merger related costs	—	16,722	—	16,722	—	(16,722)	—
Equity in net income of Drug Source Co., LLC	(3,771)	(2,776)	(1,843)	995	36%	933	51%

Total operating expenses	353,592	307,277	117,517	(46,315)	(15)%	(189,760)	(161)%

Loss from operations	(54,356)	(146,173)	(5,908)	91,817	63%	(140,265)	(2,374)%
Interest income and other	4,990	399	287	4,591	1,151%	112	39%
Interest expense	(190)	(4,741)	(6,563)	4,551	96%	1,822	28%

Loss before income taxes	(49,556)	(150,515)	(12,184)	100,959	67%	(138,331)	(1,135)%
Provision (benefit) for income taxes	(7,952)	(25,964)	478	(18,012)	(69)%	26,442	5,532%

Net loss	$(41,604)	$(124,551)	$(12,662)	$82,947	67%	$(111,889)	(884)%

Basic and diluted loss per common share	$(1.04)	$(3.11)	$(0.32)
Weighted-average common shares outstanding:
Basic	39,991	39,990	39,990
Diluted	39,991	39,990	39,990

Operating Results

Net Revenue

Net revenue for the year ended December 31, 2007 increased $151.4 million, or 83%, to $333.7 million as compared to $182.3 million in 2006. Included in net revenue for the year ended December 31, 2007 was $39.4 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca and the license agreement with Taiho as compared to $21.1 million for the year ended December 31, 2006.

Abraxane® revenue for the year ended December 31, 2007 increased $149.8 million to $324.7 million as compared to $174.9 million in 2006. The increase was primarily due to product sales from increased market penetration and an increase of $18.2 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca. Excluding the recognition of deferred revenue, total Abraxane® revenue for the year ended December 31, 2007 increased 84.0% to $288.3 million from the prior year.

Other revenue increased to $9.0 million in 2007 as compared to $7.4 million in 2006, primarily because of $1.3 million of contract manufacturing revenue from the newly acquired Phoenix manufacturing facility.

Net revenue in 2006 increased $46.6 million, or 34.4%, to $182.3 million as compared to the prior year. Excluding $18.2 million of recognized deferred revenue relating to our co-promotion agreement with AstraZeneca in 2006, sales of Abraxane® increased $23.0 million, or 17.2%, to $156.7 million compared to the prior year. The increase in Abraxane® sales was primarily due to increased market penetration and the inclusion of a full year of sales in 2006 as compared to 2005 in which Abraxane® launched in February.

Other revenue increased to $7.4 million in 2006, as compared to $1.9 million in 2005, primarily due to the achievement of a $3.0 million milestone payment received and recognition of $2.9 million in deferred revenue, resulting from the licensing agreement for Abraxane® with Taiho. Net sales from our Switzerland operations were $1.2 million in 2006 as a result of the commencement of commercial production in 2006.

Gross Profit

Gross profit for the year ended December 31, 2007 was $299.2 million as compared to $161.1 million in 2006. Included in gross profit was the recognition of $36.4 million in 2007 and $18.2 million in 2006 of deferred revenue under the AstraZeneca co-promotion agreement. Excluding the recognized deferred revenue from the AstraZeneca co-promotion agreement, gross profit as a percentage of net revenue for the year ended December 31, 2007 was 88.4% versus 87.1% in 2006. The increase in gross margin percentage over the same period of 2006 was primarily the result of efficiencies due to higher volume of Abraxane® sales. Abraxane® revenue represented 97.3% of net revenue for the year ended December 31, 2007 as compared to 96.0% in 2006.

Gross profit for the year ended December 31, 2006 was $161.1 million, or 88.4% of net revenue, inclusive of the recognition of $18.2 million of deferred revenue under the AstraZeneca co-promotion agreement. Gross profit in 2005 was $111.6 million, or 82.3% of net revenue. Excluding the recognized deferred revenue, gross profit as a percentage of net revenue in 2006 would have been 87.1%. The increase in 2006 over the prior year was due to manufacturing efficiencies caused by greater production volume and lower manufacturing spending.

Research and Development

Research and development expense for the year ended December 31, 2007 increased $25.6 million, or 40.7%, to $88.7 million as compared to $63.1 million in 2006. The increase was primarily due to increased spending in biosimilar development, stock compensation expense, legal costs and costs associated with the start-up of our Phoenix, Arizona manufacturing facility, partially offset by decreased clinical trial spending as a result of the timing of Phase III clinical trials.

Research and development expense increased by $12.9 million, or 26%, in 2006 to $63.1 million as compared to $50.1 million in 2005. The increase was primarily due to increased Abraxane® and Coroxane™

clinical trial activity, ongoing development of our discovery product candidates and Abraxane® scale-up activity toward EU-compliant production in the Grand Island facility. These costs were partially offset by the cessation of development spending in our Switzerland facility, which began commercial production in the first quarter of 2006.

Selling, General and Administrative

Selling, general and administrative expense for year ended December 31, 2007 increased $110.6 million to $230.0 million, or 69% of net revenue, from $119.5 million, or 66% of net revenue in 2006. The increase was due primarily to increased legal-related expense, activities supporting the increase in Abraxane® product sales, which includes costs for commission expense relating to the co-promotion agreement with AstraZeneca, increased marketing activities relating to Abraxane® and costs associated with increased market penetration of Abraxane® in Canada. To a lesser extent, the increase was also impacted by increased stock compensation expense relating to the RSU plans assumed in connection with the 2006 Merger and professional fees. The increase in selling, general and administrative expense was partially offset by the cost sharing agreement between us and AstraZeneca in the co-promotion agreement.

Selling, general and administrative expense increased $50.2 million, or 73%, in 2006 to $119.5 million as compared to $69.2 million in 2005. The increase was due primarily to additional Abraxane® related expenses, including costs associated with increased marketing activities, additional Abraxane® costs including commission expense relating to the co-promotion agreement with AstraZeneca and, to a lesser extent, costs associated with the launch of Abraxane® in Canada, increased professional fees and stock compensation expense relating to the RSU plans assumed in connection with the 2006 Merger. The increase in SG&A expense was partially offset by the cost sharing arrangement in our co-promotion agreement with AstraZeneca. As a percentage of net revenue, SG&A expenses in 2006 increased to 66% as compared to 51% in 2005.

Merger Amortization and 2006 Merger Costs

Amortization of 2006 Merger related intangibles totaled $38.6 million and $27.3 million for the years ended December 31, 2007 and 2006, respectively, and included $31.5 million in 2007 and $22.2 million in 2006 of amortization associated with the U.S. rights to Abraxane®. Other 2006 Merger related costs of $16.7 million in 2006 included (i) non-cash stock compensation expense related to shares issued to ABI employees in the 2006 Merger and (ii) direct merger and transaction-related costs. In addition, $83.4 million of in-process research and development was identified as part of the 2006 Merger step-up and expensed in the second quarter of 2006. There were no 2006 Merger-related charges in 2005.

Equity Income in Drug Source Company, LLC

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our future strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity income in Drug Source Company for the years ended December 31, 2007, 2006 and 2005 was $3.8 million, $2.8 million and $1.8 million, respectively. The increase was from progressively higher sales in each of the three years.

Other Non-Operating Items

Interest income and other consists primarily of interest earned and other miscellaneous items. The increase in interest income and other in 2007 of $4.6 million was primarily related to interest earned on the $700 million of cash contributed to us in connection with the separation. Interest income and other of $0.4 million in 2006 remained flat in comparison to $0.3 million for 2005.

Interest expense was $0.2 million for the year ended December 31, 2007 as there was no debt. For the year ended December 31, 2006, there was $4.7 million of interest expense due to higher pre-2006 Merger debt balances. Interest expense was $4.7 million for 2006 compared to $6.6 million in 2005. The decrease in interest expense in 2006 was primarily the result of lower average debt levels between 2006 and 2005.

Provision for Income Taxes

At December 31, 2007, we were in a net deferred tax asset position. In the judgment of management, it is not likely that a portion of these assets will be realized. Therefore, we recorded a valuation allowance of $2.3 million against our deferred tax assets at December 31, 2007. As we generated taxable income in 2006, a portion of the net operating losses incurred in 2007 could be carried back to offset that taxable income. Accordingly, we recorded an income tax benefit of $8.0 million for the year ended December 31, 2007.

Prior to the second quarter of 2006, we maintained a valuation allowance against our net deferred tax assets, including net operating loss carryforwards, as it was not likely that they would be realized. In the second quarter of 2006, deferred income tax liabilities attributable to us resulted from the step up of certain assets in the 2006 Merger. These liabilities will reverse and create sources of taxable income in the future. Therefore, we eliminated the valuation allowance at the time of the 2006 Merger. The elimination of the valuation allowance had no effect on our combined statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the three years ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Summary Financial Position
Cash, cash equivalents and short-term investments	$705,125	$525	$2,291
Working capital	735,181	25,093	55,232
Total assets	1,502,255	764,783	179,080
Long-term debt and notes payable	—	—	190,000
Total stockholders’ equity (deficit)	1,197,387	459,021	(65,644)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(2,893)	$170,870	$(22,272)
Purchases of property, plant and equipment	(40,581)	(64,431)	(17,212)
Purchases of other non-current assets	(4,324)	(14,800)	(1,163)
Financing activities	752,082	(94,398)	40,728

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $2.9 million for the year ended December 31, 2007 compared to cash provided by operating activities of $170.9 million in 2006. The $173.8 million decrease in cash provided by operating activities in 2007 was primarily due to the receipt in 2006 of a $200 million upfront fee associated with our co-promotion agreement with AstraZeneca. This payment was recorded as deferred revenue and is being recognized over the period of the agreement. Excluding the $700 million in cash contributed to us, the increase in cash provided by operations was also offset by a net increase in working capital.

Cash provided by operating activities was $170.9 million for the year ended 2006 compared to cash used in operating activities of $22.3 million for the year ended 2005. The $193.1 million increase in cash provided by operations for 2006 was due primarily to the receipt in 2006 of the $200.0 million up-front payment from AstraZeneca under the co-promotion agreement. These cash sources were partially offset by an increase in deferred income taxes as a result of the 2006 Merger.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and outlays necessary to acquire various intellectual property rights.

Net cash used for the acquisition of product license rights and other non-current assets totaled $4.3 million, $14.8 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease from 2006 was because of the purchase of an office building and land in Culver City, California in 2006.

Net cash used for the acquisition of property, plant and equipment for the year ended December 31, 2007, 2006 and 2005 totaled $40.6 million, $64.4 million and $17.2 million, respectively. The 2007 additions included increased capital investment in our core manufacturing and development capabilities in 2007, including our 90,000 square foot active pharmaceutical ingredients plant in Puerto Rico and our Phoenix, Arizona manufacturing facility. The 2006 additions primarily included the purchase of the corporate aircraft. Purchases of property, plant and equipment in 2005 were primarily related to improvements in our manufacturing and development capabilities.

Financing Activities

Net cash provided in financing activities was $752.1 million for the year ended December 31, 2007 versus a use of cash of $94.4 million in 2006. Net cash provided by financing activities in 2007 related to net transactions with Old Abraxis prior to the separation, including the $700 million in cash that was contributed to us. Net cash used in financing activities was $94.4 million in 2006, which represented a net $190.0 million repayment of debt under our credit facility in connection with the 2006 Merger, partially offset by $96.5 million provided by net transactions with Old Abraxis. Net cash provided in 2005 of $40.7 million was driven by $147.3 in net proceeds under our credit facilities, partially offset by $106.1 million of cash used in net transactions with Old Abraxis.

Sources of Financing and Capital Requirements

We have historically funded our research and development activities through product licenses fees, including milestones, and borrowings, whereas our primary sources of liquidity have been cash flow from operations and funding from Old Abraxis with which we had inter-company transactions prior to the separation.

We received a $700 million cash contribution in connection with the separation and related transactions. We intend to use this cash contribution primarily to establish our presence globally in connection with the worldwide commercialization of Abraxane®, to support clinical trial activity to expand indications for Abraxane®, to invest in research and development to commercialize our clinical and discovery pipelines and for potential strategic opportunities as well as for general corporate purposes, including working capital and capital expenditures. Pending any specific use of the $700 million contributed to us, we generally intend to invest these funds in short-term, investment grade, interest-bearing securities.

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

We believe the $700 million contributed to us, together with any cash generated from operations, will be sufficient to finance our operations for at least the next twelve months. In the event we engage in future acquisitions or significant capital projects, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Accordingly, the table below excludes contractual obligations relating to milestones and royalty payments due to third parties contingent upon certain future events. Such events could include, but are not limited to, development milestones, regulatory approvals, and product sales. The following information summarizes our contractual obligations and other commitments as of December 31, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Purchase obligations and other commitments	$5,639	$3,677	$412	$400	$1,150
Operating lease obligations	25,231	6,420	10,004	5,775	3,032

Total	$30,870	$10,097	$10,416	$6,175	$4,182

Collaborative Agreements and Other Licensing Obligations

We have entered into various collaborative agreements under which we have agreed to provide funding to academic and clinical trial organizations of up to $65.2 million for research and other projects over a period of time of up to six years. Although we cannot predict the timing, we generally can control the timing and amount of spending as the projects require our approval in advance of funding.

Clinical Trial and Other Commitments

We have entered into various clinical trial agreements with third parties for the management, planning and execution of clinical trials. These agreements generally include milestone payments based on the number of patients enrolled in the clinical study. If all milestones in these agreements were achieved, related milestone commitments to be paid by us in 2008 through 2012 would approximate $29.8 million. In addition, we own a library of natural drug discovery soil samples and related strains acquired from around the world, which is intended for use in the discovery of new chemical entities. We are committed to paying up to $4.2 million upon the achievement of certain milestones related to this library.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The most significant estimates in our combined financial statements are discussed below. Actual results could vary from those estimates.

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

Sales Provisions

Our sales provisions totaled $30.5 million, $18.5 million and $26.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, and related reserves totaled $7.9 million and $5.5 million at December 31, 2007 and 2006, respectively. The increase in reserves relates primarily to contractual allowance reserves associated with increased sales of Abraxane®, as well as the timing of the related payments.

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

Our net chargeback reserve totaled $1.2 million and $1.5 million at December 31, 2007 and 2006, respectively. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to what level of their sales are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of our initial sale. As a result, we rely on internal data, external IMS data and management estimates in order to estimate the amount of inventory in the channel subject to future chargeback. The amount of inventory in the channel is comprised of physical inventory at the distributor and that the distributor has yet to report as end user sales. Physical inventory in the channel is determined by the difference between our sales less end user sales as reported by IMS. As IMS data is reported approximately one month after end user sales, the last month of end user sales is determined by a mathematical trend incorporating IMS data for prior months. We estimate yet to be reported end user sales based on a historical average number of days to process charge back activities from the date of the end user sale. We also review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material to our statements of operations. As a proprietary product, Abraxane® does not require significant chargeback reserves. A one percent decrease in our estimated end-user contract selling prices would reduce total revenue for the year ended December 31, 2007 by $0.3 million and a one percent increase in wholesale units pending chargeback at December 31, 2007 would decrease total revenue in the year ended December 31, 2007 by less than $0.1 million.

Contractual Allowances, Returns and Credits and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $6.2 million and $3.3 million at December 31, 2007 and 2006, respectively. A one percent increase in contractual allowances for the year ended December 31, 2007 would decrease net sales by $0.2 million. Contractual allowances are reflected in the combined financial statements as a reduction of net revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return product within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $0.4 million and $0.5 million at December 31, 2007 and 2006, respectively. At December 31, 2007, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased net revenue for the year ended December 31, 2007 by $0.3 million.

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

Included in the amount pending approval at December 31, 2006 were raw materials of $17.7 million of paclitaxel (whole plant) and $1.2 million of other Abraxane®-related products at New APP’s Grand Island facility, all of which have received FDA approval at our Melrose Park facility and therefore can be used for production of Abraxane®. Additionally, at December 31, 2006, semi-finished products of $2.6 million in other Abraxane®-related products at New APP’s Grand Island facility were awaiting FDA or European approval. New APP’s Grand Island facility received approval from the FDA for the production of Abraxane® in September 2007, and European approval at this facility was received in January 2008.

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

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, co-promotion commission to AstraZeneca, facilities, risk management, legal and professional fees.

Up to the date of the separation and related transactions on November 13, 2007, our product development and general and administrative functions were fully integrated with Old Abraxis, including product development, accounting, treasury, payroll, internal audit, information technology, corporate income tax, legal services and investor relations. In addition, Old Abraxis provided manufacturing services to us at cost. After the distribution, certain of these arrangements will continue on a temporary basis for a period generally not to exceed 24 months (or four or five years with respect to the manufacturing arrangement and real estate leases). The accompanying combined financial statements reflect the application of certain estimates and allocations and management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative head count, sales, square footage and management knowledge. These allocated operating expenses totaled $33.3 million, $25.8 million and $13.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The financial information in these combined financial statements does not include all the expenses that would have been incurred had we been a separate, stand-alone entity for the periods prior to November 13, 2007. As such, the financial information herein does not reflect the combined financial position, results of operations and cash flows of us in the future or what they would have been, had we been a separate, stand-alone entity for the periods prior to November 13, 2007.

Stock-Based Compensation

We account for stock based compensation in accordance with FAS 123R, which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. We use the straight-line attribution method to recognize share-based compensation expenses over the applicable vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period. RSU’s granted under the 2001 Stock Incentive Plan generally vest ratably over a four-year period, while awards under the RSU II plan generally vest with respect to one half of the units on the second anniversary of the 2006 Merger and with respect to the remaining one half of the units on the fourth anniversary of the 2006 Merger.

To determine stock-based compensation, we use the Black-Scholes option pricing model to estimate the fair value of options granted under equity incentive plans and rights to acquire stock granted under our stock participation plan. Awards under RSU Plan I and RSU Plan II entitle the holders on each vesting date to convert the vested portion of their awards into that number of shares of our common stock equal to the value of the vested portion of the award divided by the lower of (i) the average closing price of our common stock over the three consecutive trading days ending on and including the second full trading day preceding the vesting date and (ii) $66.63 (which is the adjusted price following the separation). Accordingly, compensation expense related to these RSU plans is based on the lower of the market price or $66.63 and is expensed under the liability method in accordance with FAS 123(R) on a straight-line basis over the applicable vesting period. Compensation expense associated with RSU awards under the 2001 Stock Incentive Plan is accounted for under the equity method in accordance with FAS 123(R).

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

Acquisitions

Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired IPR&D are expensed at the date of acquisition. When we acquire net assets that do not constitute a business under generally accepted accounting principles in the U.S. (GAAP), no goodwill is recognized.

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically obtain assistance from third-party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. For example, the useful life of the right associated with a pharmaceutical product’s exclusive patent will be finite and will result in amortization expense being recorded in our results of operations over a determinable period. However, the useful life associated with a brand that has no patent protection but that retains, and is expected to retain, a distinct market identity could be considered to be indefinite and the asset would not be amortized.

Impairment of long-lived assets

We review all of our long-lived assets, including goodwill and other intangible assets, for impairment indicators at least annually and we perform detailed impairment testing for goodwill annually and for all other long-lived assets whenever impairment indicators are present. Examples of those events or circumstances that may be indicative of impairment include:

•

A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including, by way of example, a successful challenge of our patent rights that could result in generic competition earlier than expected.

•

A significant adverse change in the extent or manner in which an asset is used, including, by way of example, restrictions imposed by the FDA or other regulatory authorities that could affect our ability to manufacture or sell a product.

•

A projection or forecast that demonstrates losses associated with an asset, including, by way of example, a change in a government reimbursement program that could result in an inability to sustain projected product revenues or profitability or the introduction of a competitor’s product that could result in a significant loss of market share.

The value of intangible assets is determined primarily using the “income method,” which starts with a forecast of all expected future net cash flows. Accordingly, the potential for impairment for intangible assets may exist if actual revenues are significantly less than those initially forecasted or actual expenses are significantly more than those initially forecasted. Some of the more significant estimates and assumptions inherent in the intangible asset impairment estimation process include: the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry as well as expected changes in standards of practice for indications addressed by the asset.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141(R), “Business Combination” (SFAS 141R) and Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. SFAS 141R and SFAS 160 could have a significant impact on our accounting for future business combinations and other business arrangements after the implementation of these statements.

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (or “EITF 07-3”). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred or capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We often enter into agreements for research and development goods and service. The adoption of EITF 07-3 is not expected to have a material effect on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our company January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. Based on our current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on our results of operations and financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of December 31, 2007, there were no outstanding hedge arrangements.

Investment Risk: The primary objectives of our investment program are the safety and preservation of principal, maintaining liquidity to meet operating and projected cash flow requirements, and maximizing return on invested funds, while diversifying risk. Some of the securities that we invest in may have interest rate risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the prevailing rate and the prevailing rate later rises, the fair value of the principal amount of our investment will probably decline.

To minimize this risk, we maintain an investment portfolio of cash equivalents and short-term investments consisting of high credit quality securities, including money market funds, commercial paper, government and non-government debt securities. We do not use derivative financial instruments. The average maturity of the debt securities in which we invest has been less than 90 days and the maximum maturity has been three months.

Interest Rate Risk: As of December 31, 2007, we had no debt obligations outstanding. Consequently, we have minimal current exposure to changes in interest rates on borrowings.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Abraxis BioScience, Inc.

We have audited the accompanying consolidated and combined balance sheets of Abraxis BioScience, Inc. (formerly known as New Abraxis, Inc.) as of December 31, 2007 and 2006, and the related consolidated and combined statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Abraxis BioScience, Inc. at December 31, 2007 and 2006, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Chicago, Illinois

March 31, 2008

Abraxis BioScience, Inc.

Consolidated and Combined Balance Sheets

	December 31,
	2007	2006
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$705,125	$525
Accounts receivable, net of chargebacks of $1,172 in 2007 and $1,491 in 2006 and credit returns of $414 in 2007 and $465 in 2006	43,944	27,599
Related party receivable	1,958	223
Inventories	73,677	80,121
Prepaid expenses and other current assets	18,572	7,142
Deferred income taxes	33,696	21,216

Total current assets	876,972	136,826
Property, plant and equipment, net	145,120	116,176
Investment in Drug Source Company, LLC	9,275	5,504
Intangible assets, net of accumulated amortization of $67,136 in 2007 and $28,439 in 2006	205,231	243,383
Goodwill	241,361	241,361
Other assets	24,296	21,533

Total assets	$1,502,255	$764,783

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,579	$24,079
Accrued liabilities	54,927	29,907
Related party payable	6,986	—
Income taxes payable	5,010	18,522
Deferred revenue	41,289	39,225

Total current liabilities	141,791	111,733
Deferred income taxes, non-current	32,396	29,000
Long-term portion of deferred revenue	121,138	158,135
Other non-current liabilities	9,543	6,894

Total liabilities	304,868	305,762
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized;
39,993,684 shares issued and outstanding at December 31, 2007	40	—
Additional paid-in capital	1,192,461	—
Retained earnings	4,082	—
Accumulated other comprehensive income	804	856
Parent company investment.	—	458,165

Total stockholders’ equity	1,197,387	459,021

Total liabilities and stockholders’ equity	$1,502,255	$764,783

See accompanying notes to consolidated and combined financial statements

Abraxis BioScience, Inc.

Consolidated and Combined Statements of Operations

	Year ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Abraxane revenue	$324,692	$174,906	$133,731
Other revenue	8,994	7,381	1,944

Net revenue	333,686	182,287	135,675
Cost of sales	34,450	21,183	24,066

Gross profit	299,236	161,104	111,609
Operating expenses:
Research and development	88,717	63,073	50,121
Selling, general and administrative	230,031	119,462	69,239
Amortization of merger related intangibles	38,615	27,349	—
Merger related in-process research and development charge	—	83,447	—
Other merger related costs	—	16,722	—
Equity in net income of Drug Source Company, LLC	(3,771)	(2,776)	(1,843)

Total operating expense	353,592	307,277	117,517

Loss from operations	(54,356)	(146,173)	(5,908)
Interest income and other	4,990	399	287
Interest expense	(190)	(4,741)	(6,563)

Loss before income taxes	(49,556)	(150,515)	(12,184)
Provision (benefit) for income taxes	(7,952)	(25,964)	478

Net loss	$(41,604)	$(124,551)	$(12,662)

Basic and diluted loss per common share	$(1.04)	$(3.11)	$(0.32)

Stock-based compensation is included above in the following classification:
Cost of sales	$1,068	$1,705	$1,675
Research and development	10,453	3,776	357
Selling, general and administrative	10,772	9,624	4,252
Other merger related costs	—	11,115	—

	$22,293	$26,220	$6,284

See accompanying notes to consolidated and combined financial statements

Abraxis BioScience, Inc.

Consolidated and Combined Statements of Stockholders’ Equity

Year Ended December 31, 2007, 2006 and 2005

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Parent Company Investment	Total
	Shares	Amount
Balance, January 1, 2005	—	$—	$—	$—	$(118)	$47,610	$47,492
Net transactions with parent company.	—	—	—	—	—	(101,544)	(101,544)
Comprehensive income (loss):
Net loss				—	—	(12,662)	(12,662)
Unrealized gain on available-for-sale securities, net of tax				—	1,066	—	1,066
Foreign currency translation adjustments				—	4	—	4

Comprehensive income (loss)							(11,592)

Balance, December 31, 2005	—	$—	$—	$—	$952	$(66,596)	$(65,644)
Net transactions with parent company.	—	—	—	—	—	157,178	157,178
Effect of 2006 Merger	—	—	—	—	—	492,134	492,134
Comprehensive income (loss):
Net loss				—	—	(124,551)	(124,551)
Unrealized loss on available-for-sale securities, net of tax				—	(1,089)	—	(1,089)
Foreign currency translation adjustments				—	993	—	993

Comprehensive income (loss)							(124,647)

Balance, December 31, 2006	—	$—	$—	$—	$856	$458,165	$459,021
Net transactions with parent company.	—	—	—	—	—	779,187	779,187
Issuance of common stock in connection with separation and related transactions	39,990	40	1,191,626	—	—	(1,191,666)	—
Exercise of stock options	3	—	59	—	—	—	59
Repurchase of common stock relating to the vesting of restricted units, net	1	—	(9)	—	—	—	(9)
Equity-based compensation	—	—	785	—	—	—	785
Comprehensive (income) loss:
Net loss				4,082	—	(45,686)	(41,604)
Unrealized loss on available-for-sale securities, net of tax				—	(368)	—	(368)
Foreign currency translation adjustments				—	316	—	316

Comprehensive income (loss)							(41,656)

Balance, December 31, 2007	39,994	$40	$1,192,461	$4,082	$804	$—	$1,197,387

See accompanying notes to consolidated and combined financial statements

Abraxis BioScience, Inc.

Consolidated and Combined Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net loss	$(41,604)	$(124,551)	$(12,662)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,443	5,882	2,779
Amortization	87	683	274
Amortization of merger related intangibles	38,615	27,349	—
Amortization of merger related inventory step-up	—	737	—
Merger related in-process R&D charge	—	83,447	—
Equity-based compensation	22,293	26,220	6,284
Loss on disposal of property, plant and equipment	481	124	65
Deferred income taxes	(12,981)	(44,486)	—
Non-cash legal expense	14,763	—	—
Equity in net income of Drug Source Company, LLC, net of dividends received	(3,771)	(2,776)	3,528
Changes in operating assets and liabilities:
Accounts receivable, net	(16,345)	6,837	(34,334)
Related party receivable	(1,735)	490	—
Inventories	6,444	(11,768)	(18,966)
Prepaid expenses and other current assets	(11,430)	(3,768)	1,789
Accounts payable and accrued expenses	18,210	29,099	9,736
Deferred revenue	(34,933)	178,956	18,366
Related party payables	6,986	(1,255)	(531)
Other non-current liabilities	1,584	(350)	1,400

Net cash provided by (used in) operating activities	(2,893)	170,870	(22,272)
Cash flows from investing activities:
Purchases of property, plant and equipment	(40,581)	(64,431)	(17,212)
Purchases of other non-current assets	(4,324)	(14,800)	(1,163)

Net cash used in investing activities	(44,905)	(79,231)	(18,375)
Cash flows from financing activities:
Proceeds from the exercise of stock options	59	—	—
Issuance of restricted stocks	(9)	—	—
Proceeds from issuance of debt	—	24,000	190,000
Repayment of borrowings	—	(214,000)	(42,750)
Payment of deferred financing costs	—	(852)	(460)
Net transactions with parent company	752,032	96,454	(106,062)

Net cash provided by (used in) financing activities	752,082	(94,398)	40,728
Effect of exchange rates on cash	316	993	4

Net increase (decrease) in cash and cash equivalents	704,600	(1,766)	85
Cash and cash equivalents, beginning of year	525	2,291	2,206

Cash and cash equivalents, end of year	$705,125	$525	$2,291

See accompanying notes to consolidated and combined financial statements

Abraxis BioScience, Inc.

Notes to Consolidated and Combined Financial Statements

December 31, 2007

1. Description of Business

Abraxis BioScience, Inc. (formerly known as New Abraxis, Inc.) is a Delaware corporation that was formed in June 2007. Unless the context requires otherwise, references to “we,” “us” or “our” refer to Abraxis BioScience, Inc. and its subsidiaries, including its operating subsidiary Abraxis BioScience, LLC, references to “APP” or “New APP” refer to APP Pharmaceuticals, Inc. and its subsidiaries, including its operating subsidiary APP Pharmaceuticals, LLC (which we sometimes refer to as “New APP LLC”), references to “Old Abraxis” refer to Abraxis BioScience, Inc. prior to the separation see “separation” below. We are one of the few fully integrated biotechnology companies, with a breakthrough marketed product (Abraxane®), global ownership of our proprietary technology platform and clinical pipeline, dedicated nanoparticle manufacturing capabilities for worldwide supply integrated with seasoned in-house capabilities, including discovery, clinical drug development, regulatory and sales and marketing.

We are dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients safer and more effective treatments for cancer and other critical illnesses. Our portfolio includes the world’s first and only protein-based nanoparticle chemotherapeutic compound (Abraxane®) which is based on our proprietary tumor targeting technology known as the nab™ technology platform. This nab™ technology platform is the first to exploit the tumor’s biology against itself, taking advantage of an albumin-specific, receptor-mediated transport system and allowing the delivery of a drug from the vascular space across the blood vessel wall to the underlying tumor tissue. Abraxane® is the first clinical and commercial validation of this nab™ technology platform. From the discovery and research phase to development and commercialization, we are committed to rapidly enriching its product pipeline and accelerating the delivery of breakthrough therapies that will transform the lives of patients who need them.

We own the worldwide rights to Abraxane® , a next-generation, nanometer-sized, solvent-free taxane that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005.

Separation

On November 13, 2007, Abraxis BioScience, Inc. (“Old Abraxis”) was separated into two independent publicly-traded companies: one holding the former Abraxis Pharmaceutical Products business (which is referred to as the “hospital-based business”); and the other holding the former Abraxis Oncology and Abraxis Research businesses (which is referred to as the “proprietary business”). Following the separation, the proprietary business changed its name from New Abraxis, Inc. to Abraxis BioScience, Inc. and the hospital-based business is operated under the name APP Pharmaceuticals, Inc. References to the “separation” or “spin-off” refer to the transactions in which the proprietary business and hospital-based business of Old Abraxis were separated into two independent public companies. References to the historical assets, liabilities, products, businesses or activities of our company are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Old Abraxis prior to the separation.

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

(ii) a manufacturing agreement whereby we and APP agreed to manufacture Abraxane® and certain other products and to provide other manufacturing-related services for a period of four or five years; (iii) an employees matters agreement providing for each company’s respective obligations to employees and former employees who are or were associated with their respective businesses, and for other employment and employee benefit matters; (iv) various real estate leases; and (v) a tax allocation agreement.

2006 Merger

On April 18, 2006, American Pharmaceutical Partners, Inc. or “Old APP,” completed a merger with American BioScience, Inc., or ABI, Old APP’s former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005, which we refer to as the “2006 Merger.” APP’s certificate of incorporation was amended to change its name to Abraxis BioScience, Inc.

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Combination

The accompanying consolidated and combined financial statements reflect the consolidated operations of Abraxis BioScience and its subsidiaries as an independent, publicly-traded company as of and subsequent to November 13, 2007 and a combined reporting entity comprising the assets and liabilities that constituted the proprietary business of Old Abraxis for periods prior to November 13, 2007. The consolidated and combined financial statements include the assets, liabilities and results of operations of our wholly-owned operating subsidiary, Abraxis BioScience, LLC, wholly-owned subsidiaries of Abraxis BioScience, LLC, Abraxis BioScience Switzerland GmbH, VivoRx AutoImmune, Inc. and Chicago BioScience, LLC, as well as its majority-owned subsidiaries, Resuscitation Technologies, LLC and Cenomed BioSciences, LLC. Additionally, the consolidated and combined statements include our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions were eliminated in consolidation and combination.

The consolidated and combined financial statements for periods prior to and including November 13, 2007 may not be indicative of our future performance and do not necessarily reflect what our consolidated and combined results of operations, financial position, and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented, including changes in our capitalization as a result of the separation and related transactions. To the extent that an asset, liability, revenue, or expense is directly associated with us, it is reflected in the accompanying consolidated and combined financial statements. Certain general corporate overhead and other expenses for periods prior to the separation have been allocated to us. Management believes such allocations were reasonable; however, they may not be indicative of our actual results had we been operating as an independent, publicly traded company for the periods presented. See “Note 6—Related Party Transactions” for further information regarding allocated expenses.

Fiscal Year

Prior to June 30, 2006, we used a 52-week or 53-week fiscal year that ended on the Saturday nearest to December 31. As such, for the year ended December 31, 2005, we used a 52-week fiscal year that ended on December 31, 2005. For the years ended December 31, 2007 and 2006, we used a calendar fiscal year, which began on January 1 and ended on December 31.

Reclassifications

Certain amounts have been reclassified to conform to current year presentations. The reclassifications did not impact net loss or total stockholders equity.

Use of Estimates

The consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant estimates in these consolidated and combined financial statements include recording acquisition assets and liabilities, allowances for accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, legal liabilities, tax reserves and deferred tax asset valuation allowances. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

It is our policy to include cash and investments having maturity of three months or less at the time of acquisition in cash and cash equivalents.

Accounts Receivable and Concentration of Credit Risk

We typically have multi-year contractual agreements with specialty and traditional group purchasing organizations (GPOs) and comprehensive academic cancer centers to supply our product to end-users. As is traditional in the pharmaceutical industry, a significant amount of our branded pharmaceutical products are sold to end users under GPO contracts through a relatively small number of drug wholesalers and specialty distributors, which comprise the primary pharmaceutical distribution chain in the United States. Four wholesalers collectively represented approximately 76%, 84% and 91% of our revenue in 2007, 2006 and 2005, respectively. A single wholesaler accounted for 50%, 45% and 48% of our revenue in 2007, 2006 and 2005, respectively, with the next largest wholesaler accounting for 13%, 16% and 23% in 2007, 2006 and 2005, respectively. These four wholesalers also represented 82% and 58% of accounts receivable at December 31, 2007 and 2006, respectively. To help control credit exposure, we routinely monitor the creditworthiness of our customers, review outstanding customer balances and record allowances for bad debts as necessary. We insure all, or a portion of, gross receivables from our largest customers to protect against risk of significant credit loss. Historical credit losses have been insignificant.

Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	December 31,
	2007			2006
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$982	$—	$982	$5,043	$—	$5,043
Work in process	8,194	—	8,194	8,534	2,589	11,123
Raw materials	64,501	—	64,501	45,062	18,893	63,955

	$73,677	$—	$73,677	$58,639	$21,482	$80,121

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

Included in the amount pending approval at December 31, 2006 were raw materials of $17.7 million of paclitaxel (whole plant) and $1.2 million of other Abraxane®-related products at APP’s Grand Island facility, all of which have received FDA approval at our Melrose Park facility and therefore can be used for production of Abraxane®. Additionally, at December 31, 2006, semi-finished products of $2.6 million in other Abraxane®-related products at APP’s Grand Island facility were awaiting FDA or European approval. APP’s Grand Island facility received approval from the FDA for the production of Abraxane® in September 2007, and European approval at this facility was received in January 2008.

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

Investment in Drug Source Company, LLC

Drug Source Company, LLC is a joint venture with three other partners established in June 2000 to purchase raw materials for resale to pharmaceutical companies. Because our 50% interest in Drug Source Company does not provide financial or operational control of the entity, we account for our interest in Drug Source Company under the equity method. Our equity in the net income of Drug Source Company is classified in operating expenses in the combined and consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost or allocated acquisition value. Provisions for depreciation are computed for financial reporting purposes using the straight-line method over the estimated useful life of the related asset and for leasehold improvements the lesser of the estimated useful life of the related asset or the term of the related lease as follows:

Buildings and improvements	10-30 years
Corporate aircraft	15 years
Machinery and equipment	3-10 years
Furniture and fixtures	5-7 years

Depreciation expense included in operations was $10.4 million, $5.9 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation expense increased $4.5 million in 2007 as compared to 2006 due primarily to the full year inclusion of depreciation related capital expenditures incurred in 2006 and depreciation associated with assets purchased at our Puerto Rico and Phoenix locations. Depreciation expense increased in 2006 as compared to 2005 due primarily to an overall increase in capital expenditures as we continued to ramp up production and the 2006 purchase of the corporate aircraft. In addition, Old Abraxis utilized certain assets owned by us and accordingly, the related depreciation expense of $2.2 million, $1.4 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, was not allocated to our operating results.

Property, plant, and equipment consist of the following:

	December 31,
	2007	2006
	(in thousands)
Land	$10,516	$5,650
Building and improvements	79,545	49,012
Machinery and equipment	26,656	16,585
Corporate aircraft	46,552	46,552
Furniture and fixtures	10,603	6,513
Construction in progress	5,622	15,673

	179,494	139,985
Less allowance for depreciation	(34,374)	(23,809)

	$145,120	$116,176

We review our property, plant and equipment for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Intangible Assets

We are required to perform impairment tests related to goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” annually, which we perform on October 1, and whenever events or changes in circumstances suggest that it is more likely than not that the fair value of the reported units are below their carrying values. We completed the annual impairment tests for our $241.4 million of goodwill in the fourth quarter of 2007 and determined that goodwill was not impaired and that no impairment charges were required.

Intangible assets are recorded at acquisition cost and are amortized on a straight-line basis over the period estimated revenues are expected to be derived from such assets (weighted average amortization period of approximately five years). We review our intangible assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible asset may not recoverable.

Abraxane® Revenue

We recognize revenue from the sale of Abraxane® when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the wholesalers receive the product. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances, customer or Medicaid rebates, product returns and customer credits. Our methodology used to estimate and provide for theses sales provisions was consistent across all periods presented. Accruals for sales allowance are presented in our financial statements as a reduction of sales and accounts receivable and, for contractual allowances, in accrued liabilities. We regularly review information related to these estimates and adjust reserves accordingly if, and when, actual experience differs from estimates.

We have internal historical information on chargebacks, rebates and customer returns and credits, which we use as the primary factor in determining the related reserve requirements. We believe that this internal historical data, in conjunction with periodic review of available third-party data (as described below) and updated for any applicable changes in available information, provides a reliable basis for such estimates.

We periodically, as we believe is warranted, review the wholesale supply levels of our product by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volume and incorporating data from third-party market research firms. Based on these activities, we attempt to keep a consistent wholesale stocking level of approximately two to six weeks. From time to time we enter into inventory management agreements with our wholesale customers which require us to pay a fee in connection with their distribution of our product or other services, possibly including sales data and other services and contractual rights for us. In addition, we may be required to enter into such agreements in the future in order to maintain our relationships with other such wholesalers. We are unable to ascertain the potential impact of any such future agreements on our sales, but do not believe that such agreements would result in a substantial change in wholesale stocking levels of our product as compared to current levels.

Our sales provisions totaled $30.5 million, $18.5 million and $26.5 million in 2007, 2006 and 2005 respectively. Related reserves totaled $7.9 million and $5.5 million at December 31, 2007 and 2006, respectively.

Co-Promotion Agreement: On April 26, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC (see “Note 4—Acquisition of Assets”).

During the years ended December 31, 2007 and 2006, we recorded revenue of $36.4 million and $18.2 million, respectively, relating to deferred revenue associated with the co-promotion agreement. At December 31, 2007 and 2006, unearned revenue associated with the co-promotion agreement of $145.5 million and $181.8 million, respectively, was recorded as deferred revenue on the balance sheet. The remaining deferred revenue will be recorded as revenue ratably over the remaining four-year term of the agreement.

Other Revenue

Other revenue generally consists of amounts earned from the development and research to advance the commercial application of pharmaceutical compounds for third parties. Such research revenue may include up-front license fees, milestone payments and reimbursement of development and other costs, and royalties. Non-refundable up-front license fees under which we have continuing involvement in the form of development, manufacturing or commercialization are recognized as revenue ratably over either: the development period if the development risk is significant; or the estimated product useful life if the development risk has been substantially eliminated. Achievement-based milestone payments are recognized as revenue when the milestone objective is attained because the earnings process relating to such payments is complete upon attainment and because the payments are non-refundable and are not dependent upon future activities or the achievement of future objectives. These milestone payments are at risk and require substantive activity to achieve. Reimbursement of development and other costs are recognized as revenue as the related costs are incurred. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

On May 27, 2005, American BioScience, Inc. (“ABI”), the former parent of Old Abraxis, licensed the rights to Abraxane® in Japan to Taiho Pharmaceutical Co., Ltd, or Taiho, a subsidiary of Otsuka Pharmaceutical Ltd. Under the agreement, we and Taiho established a steering committee, comprised of three representatives from each of us and Taiho, to oversee the preclinical and clinical development of Abraxane® in Japan for the treatment of breast, lung, gastric, and other solid tumors. The steering committee is required to meet at least once annually. In addition, under the agreement, the steering committee established a development working group, comprised of an equal number of representatives from both us and Taiho, who is required to meet at least once quarterly until regulatory approval of Abraxane® is first obtained in Japan. The license provides for a non-refundable $20.0 million up-front payment, $38.5 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives, royalties based on net sales under the agreement; and an agreement under which we will supply Taiho with Abraxane®. Due to our continuing involvement under the agreement through the steering committee and the development working group, the $20.0 million non-refundable up-front payment has been deferred. At the time the up-front payment was made, we estimated that it would take approximately five years to receive regulatory approval for the first indication of Abraxane® in Japan (following which approval, the steering committee’s responsibilities would be substantially diminished) and that Abraxane® could begin to face competition in Japan as early as seven years after entering into the agreement. We believe these estimates remain accurate. Accordingly, the up-front payment is being recognized as research revenue ratably over seven years.

In each of 2007 and 2006, we recorded revenue of $3.0 million relating to milestone payments received from Taiho. We did not receive a milestone payment in 2005. In addition, we recognized revenue of $2.9 million in each of 2007 and 2006 and $1.7 million in 2005 for the amortization of the $20.0 million up-front payment. At December 31, 2007 and 2006, unearned revenue associated with the Taiho agreement of $12.6 million and $15.5 million, respectively, was recorded as deferred revenue on the balance sheet.

Chargebacks

Following industry practice, we typically sell our product to independent pharmaceutical wholesalers at wholesale list price. The wholesaler in turn sells our product to an end-user, normally a hospital or alternative healthcare facility, at a lower contractual price previously established between us and the end-user via a group purchasing organization, or GPO. GPOs enter into collective purchasing contracts with pharmaceutical suppliers to secure more favorable product pricing on behalf of their end-user members.

Our initial sale to the wholesaler, and the resulting receivable, are recorded at our wholesale list price. As most of these list selling prices will be reduced to a lower end-user contract price, we then reduce reported sales and receivables by the difference between the list price and estimated end-user contract price. Then, when the wholesaler ultimately sells the product to the end-user at the end-user contract price, the wholesaler charges us a chargeback for the difference between the list price and the end-user contract price and such chargeback is offset against our initial estimated provision. On a monthly basis, we compare the unit and price components of our recorded chargeback provision to estimated ending wholesale units in the distribution channel pending chargeback under end-user contracts and estimated end-user contract prices and adjusts the chargeback provision as necessary.

The most significant estimates inherent in the initial chargeback provision relate first to wholesale units pending chargeback and, second, to the ultimate end-user contract-selling price. We base our estimation for these factors on internal, product-specific sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing, our expectation for future contract pricing changes and IMS data. Key factors which complicate the chargeback calculation include the time lags between the date the product is sold to the wholesaler and the dates the wholesaler sells the product to the end-user customer and the related reporting of that final sale enabling us to process the chargeback. Our chargeback provision is also potentially impacted by a number of market conditions including: competitive pricing, competitive products and changes impacting demand in both the distribution channel and healthcare provider.

Our methodology used to estimate and provide for chargebacks was modified in the third quarter of 2006 to incorporate IMS reported sell-through information related to channel activity resulting in a released provision of $2.1 million. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to what level of their sales are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of its initial sale. As a result, we rely on internal data, external IMS data and management estimates in order to estimate the amount of inventory in the channel subject to future chargeback. The amount of inventory in the channel is comprised of physical inventory at the distributor and that the distributor has yet to report as end-user sales. Physical inventory in the channel is determined by the difference between our sales less end-user sales as reported by IMS. As IMS data is reported approximately one month after end-user sales, the last month of end-user sales is determined by a mathematical trend incorporating IMS data for prior months. We estimate yet to be reported end-user sales based on a historical average number of days to process chargeback activities from the date of the end-user sale. We also review current year chargeback activity to determine whether material changes in the provision relate to prior period sales, such changes have not been material to the statement of operations. As a proprietary product, Abraxane® does not require significant chargeback reserves. A one percent decrease in our estimated end-user contract-selling prices would reduce net revenue for the year ended December 31, 2007 by $0.3 million and a one percent increase in wholesale units pending chargeback for the year ended December 31, 2007 would reduce net revenue by less than $0.1 million.

The provision for chargebacks is presented in our financial statements as a reduction of sales:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$1,491	$2,115	$—
Provision for chargebacks	9,578	11,579	5,495
Credit or checks issued to third parties	(9,897)	(12,203)	(3,380)

Balance at end of year	$1,172	$1,491	$2,115

Contractual allowances, returns and credits, cash discounts and bad debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we establish a specific provision for fees or rebates based on the specific terms of each agreement. A one percent increase in the estimated rate of contractual allowances to revenue for the year ended December 31, 2007 would reduce net revenue by $0.1 million. Contractual allowances are reflected in the financial statements as a reduction of revenue and as a current accrued liability. The accrual for customer credits and product returns is presented in the financial statements as a reduction of revenue and accounts receivable. Our provision for contractual allowances during each of the three years ended was as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$3,296	$5,439	$—
Provision for contractual allowances and customer rebates	17,721	7,537	11,432
Credit issued to third parties	(14,811)	(9,680)	(5,993)

Balance at end of year	$6,206	$3,296	$5,439

Consistent with industry practice, our return policy permits our customers to return product within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors, generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. At December 31, 2007, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased 2007 net revenue by $0.3 million. Our provision for customer credits and product returns during each of the three years ended was as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$465	$657	$—
Provision for customer credits and product returns	129	(128)	689
Credit issued to third parties	(180)	(64)	(32)

Balance at end of year	$414	$465	$657

We establish a reserve for bad debts based on general and identified customer credit exposure. Our actual loss due to bad debts in each of the three years ended December 31, 2007 was less than $0.1 million.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recognized in net revenue. Shipping and handling costs are included in cost of sales.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated and combined financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the legislative enactment date.

We were not a taxable entity prior to the separation on November 13, 2007; however, income taxes are provided in the accompanying consolidated and combined financial statements as if we were filing a separate return. Old Abraxis will indemnify us for all tax liabilities to the extent they relate to the hospital-based generic injectable products business arising prior to the separation date.

Research and Development Costs

Research and development costs are expensed as incurred or consumed and consist of pre-production manufacturing scale-up and related salaries and other personnel-related expenses, depreciation, facilities, raw material and production costs and professional services.

Clinical Trial Accounting

We have entered into various clinical trial agreements with third parties for the planning, management and execution of clinical trials. We record accruals based on patient enrollment for estimated clinical study costs related to work performed by participating hospitals and clinics. We also account for other costs associated with the clinical trials as incurred. These costs include activities provided by contract research organizations, incremental patient medical costs and costs associated with laboratory services.

Equity-Based Compensation

We account for stock-based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. FAS 123(R) was adopted on January 1, 2006 using a modified version of the retrospective application. As a result, the fair value of stock-based employee compensation was recorded as an expense in the current year. In addition, prior year results were restated as if the fair value method had been used during previous periods. We use the straight-line attribution method to recognize share-based compensation expense over the vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period, while restricted stock units currently granted generally vest ratably over a four-year period. Awards currently granted under the RSU Plan II generally vest with respect to one half of the units on the second anniversary of the 2006 Merger and with respect to the remaining one half of the units on the fourth anniversary of the 2006 Merger.

Stock-based compensation recognized under FAS 123(R), as well as expense associated with the retrospective application, uses the Black-Scholes option pricing model to estimate the fair value of options granted under equity incentive plans and rights to acquire stock granted under a stock participation plan. Compensation expense related to equity awards of restricted stock units is based upon the market price on the date of grant. Additionally, expense related to the RSU Plan II awards is based on the lower of the market price or $66.63 and is expensed under the liability method in accordance with FAS 123(R) over the applicable vesting period. Pre-tax equity-based compensation costs for the years ended December 31, 2007, 2006 and 2005, is $22.3 million, $26.2 million and $6.3 million, respectively. Refer to “Note 10— Stock Compensation” for a more detailed discussion.

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. Cash equivalents include investments with maturities of three months or less at the time of acquisition. At December 31, 2007 and 2006, the carrying amounts of items comprising current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

Per Share Information

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares used for the basic calculations plus any potentially dilutive shares for the portion of the year that the shares were outstanding, unless the impact is anti-dilutive. For the periods prior to the separation on November 13, 2007, basic and diluted loss per share were computed using the number of shares of our common stock outstanding on November 13, 2007. All potentially dilutive employee stock awards were excluded from the computation of diluted loss per common share for all periods, as the effect on net loss per share was anti-dilutive. Calculations of basic and diluted loss per common share information are based on the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Basic and dilutive numerator:
Net loss	$(41,604)	$(124,551)	$(12,662)

Denominator:
Weighted average basic and diluted common shares outstanding	39,991	39,990	39,990

Loss per common share—basic	$(1.04)	$(3.11)	$(0.32)

Loss per common share—diluted	$(1.04)	$(3.11)	$(0.32)

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), “Business Combination” (SFAS 141R) and Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. SFAS 141R and SFAS 160 could have a significant impact on our accounting for future business combinations and other business arrangements after the implementation of these statements.

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (or “EITF 07-3”). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred or capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. The adoption of EITF 07-3 is not expected to have a material effect on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our company January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. Based on our current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on our results of operations and financial position.

3. Merger, Goodwill and Intangibles

2006 Merger

On April 18, 2006, Old APP, completed a merger with ABI, Old APP’s former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005. For accounting purposes, the 2006 Merger was treated as a downstream merger with ABI viewed as the surviving entity, although APP was the surviving entity for legal purposes. As such, effective as of the merger date, the 2006 Merger was accounted for as an implied acquisition of Old APP’s minority interests using the purchase method of accounting. Therefore, the historical book value of the minority interests was stepped up to its estimated fair values and the historical shareholders’ equity of the accounting acquirer, ABI, has been retroactively restated for the equivalent number of shares received in the 2006 Merger.

At the April 18, 2006 acquisition date, the minority shareholders owned 34.17% of Old APP’s total outstanding common shares. Based on a $39.14 price for Old APP’s common stock, representing the weighted average price of its common stock for the period three trading days prior to and three trading days subsequent to the 2006 Merger announcement date, the fair value of the minority interests as of April 18, 2006 totaled approximately $974.8 million. This amount represented the estimated fair market value assigned to the shares owned by minority interests and is referred to as the purchase price attributed to minority interests. The purchase price attributed to minority interests was allocated to the minority interests’ pro-rata share of Old APP’s tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The excess of the purchase price attributed to minority interests over the minority interests’ pro-rata share of the fair values of Old APP’s assets and liabilities was reflected as goodwill. Of the $974.8 million, $492.1 related to us and therefore 34.17% of our tangible and intangible assets were stepped up to $492.1 million, including $241.4 million of goodwill and deferred tax liabilities of $103.7 million.

In-process Research and Development

Approximately $83.4 million of the step up related to us was allocated to in-process research and development and represents the minority interests’ share of the estimated fair value of our in-process research and development assets for projects that, as of the acquisition date, had not yet reached technological or regulatory feasibility and had no alternative future uses in their current states. All of the $83.4 million assigned to in-process research and development projects were for unapproved indications of Abraxane® in Phase I or Phase II clinical trials, including for metastatic breast cancer and non-small cell lung cancer. All of the $83.4 million of in-process research and development was expensed in connection with the 2006 Merger. The estimated fair values of these projects as of the acquisition date were determined based on a discounted cash flow model prepared by an independent third-party, KPMG LLP. The estimated cash flows for each project were probability adjusted to take into account the risks associated with the successful commercialization of the projects. The estimated after-tax cash flows were then discounted using discount rates of approximately 20%. We continue to pursue an aggressive and comprehensive clinical development plan to maximize the commercial potential and clinical knowledge of Abraxane®. However, successful product development is highly uncertain. For example, product candidates that appear promising in the early phases of development may fail to be commercialized for a number of reasons, including: the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive pre-clinical trial results; the necessary regulatory bodies, such as the FDA, did not approve a product candidate for an intended use; or the product candidate is not cost effective in light of existing therapeutics. Any delay in the introduction of new products could adversely impact our revenue growth and the amount and timing of sales to recoup the investments we made in developing such products, which could adversely affect future results of operations.

Identified Intangible Assets

Goodwill, intangible assets and other assets and liabilities with increased carrying values because of the 2006 Merger are included in our balance sheet. As of December 31, 2007 and 2006, our goodwill had a carrying value of $241.4 million resulting from the 2006 Merger and the carrying value has not changed since that date. Goodwill is not deductible for income tax purposes.

Substantially all of our intangible assets, other than goodwill, are subject to amortization. Amortization expense on intangible assets was $38.7million, $27.3 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the weighted average expected lives of intangibles was approximately 5.3 years.

The following table reflects the components of intangible assets, which have finite lives:

	Weighted- average Expected Life	December 31, 2007			December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Core technology	5.3 yrs	$220,202	$53,740	$166,462	$220,202	$22,282	$197,920
Customer relationships	5.3 yrs	23,588	5,757	17,831	23,588	2,387	21,201
Tradename	5.3 yrs	26,478	6,462	20,016	26,478	2,679	23,799
Other	13.2 yrs	2,099	1,177	922	1,554	1,091	463

Total		$272,367	$67,136	$205,231	$271,822	$28,439	$243,383

Estimated amortization expense for identifiable intangible assets, other than goodwill, for each of the five succeeding years is $39 million.

4. Acquisition of Assets

Acquisition of Puerto Rico Manufacturing Facility

In February 2007, Old Abraxis completed the acquisition of the Pfizer Inc. Cruce Davila manufacturing facility in Barceloneta, Puerto Rico for $32.5 million in cash. This 56-acre site consists of a 172,000 square foot validated manufacturing plant with capabilities of producing EU- and US-compliant injectable pharmaceuticals, as well as protein-based biologics and metered-dosed inhalers. In addition, the acquisition included a state-of-the-art, computer-controlled 90,000 square foot active pharmaceutical ingredients manufacturing plant, and two support facilities with quality assurance and laboratories, totaling 262,000 square feet. Under the terms of the agreement, the active pharmaceutical ingredients plant is leased back to Pfizer. The acquisition was accounted for as an asset purchase, and the purchase price was allocated based upon independent fair values of the acquired assets. In connection with the separation, this entire facility was contributed to APP, and APP has agreed to convey back to us the active pharmaceutical ingredients manufacturing plant currently leased to Pfizer. The property, plant and equipment and lease liability that is to be conveyed to us in 2008 has been included in our financial statements since the acquisition.

Cenomed Joint Venture

In April 2007, we formed a joint venture with Cenomed, Inc. to create Cenomed BioSciences, LLC. This venture is designed to further the research and development of novel drugs that interact with the central nervous system focused on psychiatric and neurological diseases, including the treatment of schizophrenia, neuroprotection, mild cognitive impairment and memory/attention impairment associated with aging, attention deficit hyperactivity disorder and pain. We made an initial contribution of $0.5 million to the joint venture and intend to provide funds for further development of these drugs. Cenomed BioSciences, LLC is consolidated in our financial statements.

Exclusive License of Intellectual Property Portfolio

In May 2007, we entered into an agreement with the University of Southern California (USC) that provides us with the exclusive worldwide development and commercialization rights for an intellectual property portfolio of diagnostic protein biomarkers for therapy response, therapy toxicity and disease recurrence in colorectal cancers (CRCs).

Biocon Agreements

In June 2007, we entered into an agreement with Biocon Limited under which we licensed the right to develop and commercialize a biosimilar version of G-CSF (granulocyte-colony stimulating factor) in North America and the European Union. G-CSF is an haematopoietic growth factor that works by encouraging the bone marrow to produce white blood cells. Therapeutic G-CSF is primarily used for the treatment of neutropenia, the lowering of the white blood cells that fight infections. Biocon has received regulatory approval from the Indian DCGI for its G-CSF product for the treatment of neutropenia in cancer patients. Under the terms of the agreement, we paid Biocon a $7.5 million licensing fee, which was recorded as research and development expense in 2007, and, following regulatory approval in the licensed territories, we will pay royalties to Biocon based on a percentage of net sales under the agreement.

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

California NanoSystems Institute

In July 2007, we entered into a research collaboration agreement with the California NanoSystems Institute, or CNSI, at UCLA under which the parties agreed to collaborate on early research in nanobiotechnology for the advancement of new technologies in medicine. Under the agreement, we agreed to contribute $5 million over five years to fund collaborative projects in the new CNSI building at UCLA, which we will expense as costs are incurred. We have the option to extend the agreement for a second five-year term, wherein we would be required to contribute an additional $5 million. The partnership provides CNSI and our researchers the opportunity to jointly pursue innovative approaches to the diagnosis and treatment of life-threatening diseases, leveraging the complementary resources and skills of both organizations.

Abraxane® Co-Promotion

On April 26, 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC. Under the agreement:

•	Abraxis Oncology, one of our divisions, and AstraZeneca agreed to co-promote Abraxane® in the United States beginning on July 1, 2006 for a term of five and one-half years;

•	AstraZeneca paid to us a $200 million up-front signing fee in May 2006, which is being recognized as deferred revenue over the five and one half year term of the agreement beginning July 1, 2006;

•

The parties are sharing in certain of the costs associated with advertising and promoting Abraxane® in the United States and the cost of certain clinical trials that are part of the product’s overall clinical development program. Any reimbursement from AstraZeneca relating to the cost sharing will be recorded as a reduction of operating expenses;

•	we will supply Abraxane® during the five and one half year term;

•

we will pay AstraZeneca a 22% commission on U.S. net sales of Abraxane® during the term of the agreement, with a trailing commission of ten percent for the first year and five percent for the second year following the end of the five and one half year term. The related commission expense is recorded as a component of selling, general and administrative expenses. Payments commenced in November 2006; and

•	we will be entitled to receive certain milestone payments from AstraZeneca in the event of FDA approvals for new indications for Abraxane® are obtained within specific timelines.

Also, under the terms of this agreement, we granted AstraZeneca a right of first offer to license or co-promote Abraxane® outside the U.S., other than in certain countries, should we seek to license or co-promote Abraxane® outside of the U.S. and a right of first offer to license or co-promote nab™-docetaxel in the U.S. and certain other countries should we seek to license or co-promote nab™-docetaxel in those countries.

5. Accrued Liabilities

Accrued liabilities consisted of the following at:

	December 31,
	2007	2006
	(in thousands)
Sales and marketing	$15,466	$9,983
Payroll and employee benefits	12,249	6,733
Legal and insurance	12,234	1,035
RSU Plan II—Short term	12,614	9,670
Other	2,364	2,486

	$54,927	$29,907

Additionally, legal-related expense of $23.8 million is accounted for in selling, general and administrative expense for the year ended December 31, 2007.

6. Related Party Transactions

Payables to related parties totaled $7.0 million at December 31, 2007, and receivables from related parties totaled $2.0 million and $0.2 million at December 31, 2007 and 2006, respectively. Of the $7.0 million payable to related parties at December 31, 2007, $6.9 million related to activities provided for under the agreements noted below and $0.1 million related to charges associated with the services render under these agreements. At

December 31, 2007, payables to related parties were primarily for transactions involving APP, which was separated from us on November 13, 2007. See below for a detailed discussion of these transactions with APP. Receivables from related parties at December 31, 2007 represents accounts receivable from Drug Source Company. For 2006, net receivables from related parties consisted of receivable from Drug Source Company and a note receivable from a former employee bearing interest at 3.44% per annum.

In connection with the separation, we entered into a number of agreements that governs the relationship between APP and us for a period of time after the separation. The agreements were entered into while we were still a wholly owned subsidiary of Old Abraxis. These agreements include:

•	Tax allocation agreement

•	Dual Officer Agreement

•	Employee Matters Agreement

•	Transition services agreement

•	Manufacturing agreement, and

•	Various real estate leases

Tax Allocation Agreement

The tax allocation agreement allocates the liability for taxes. Under the tax allocation agreement, APP is responsible for and has agreed to indemnify us against all tax liabilities to the extent they relate to APP’s hospital-based business, and we are responsible for and have agreed to indemnify APP against all tax liabilities to the extent they relate to our proprietary products business. The tax allocation agreement also provide the extent to which, and the circumstances under which, the parties would be liable if the distribution were not to constitute a tax-free distribution under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code. In general, we are required to indemnify APP for any taxes resulting from a failure of the distribution to so qualify, unless such failures results solely from APP’s specified acts.

Dual Officer Agreement

Our Chief Executive Officer and Chairman of our board of directors, Patrick Soon-Shiong, M.D., is also the chief executive officer and chairman of the board of directors of New APP. Our Chief Financial Officer, Lisa Gopala, is also the chief financial officer of New APP. Dr. Soon-Shiong also owns 80% of the outstanding capital stock of New APP and us. Accordingly, he may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of our business, on the one hand, and the business of New APP, on the other hand.

We entered into an agreement with New APP under which we and New APP acknowledged and agreed that Dr. Soon-Shiong and Ms. Gopala may serve as an officer of both companies and receive compensation from either or both companies. New APP also acknowledged and agreed in this agreement that neither Dr. Soon-Shiong nor Ms. Gopala will have any obligation to present to New APP any business or corporate opportunity that may come to his or her attention, other than certain business opportunities relating to the manufacture or sale of products that either were manufactured and sold by the hospital-based products business prior to the separation or were the subject of an ANDA filed prior to the separation and related transactions. This agreement does not ensure the continued services of either Dr. Soon-Shiong or Ms. Gopala following the separation and related transactions, restrict these individuals from resigning from our company or restrict our board of directors from terminating their employment with us. In connection with the private letter ruling, Old Abraxis has represented to the Internal Revenue Service that no person will serve as an executive officer of both New APP and us one year following the distribution.

Employee Matters Agreement

We entered into an employee matters agreement with APP, providing our respective obligations to employees and former employees who are or were associated with our respective businesses, and for other employment and employee benefit matters. Under the terms of the employee matters agreement, APP generally assumed all liabilities and obligations related to employee benefits for current and former employees who are or were associated with the hospital-based business, and we generally assumed all liabilities and obligations related to employee benefits for current and former employees who are or were associated with the proprietary products business. Under the employee matters agreement, the parties have agreed to reimburse one another for all indemnifiable losses that each may incur on behalf of the other as a result of any of the benefit plans or any of the termination or severance obligations.

Transition Services Agreement

Pursuant to the transition services agreement we and APP will continue to provide to one another various services on an interim, transitional basis, for periods up to 24 months depending on the particular service. Services that we provide to APP include legal services (e.g., assistance with SEC filings, labor and employment matters, and litigation support), financial services and corporate development. Services that APP provide to us include information technology support, tax services, legal services, accounts payable services, internal audit services, accounts receivable services, general accounting related assistance, corporate insurance and franchise tax services, human resources, customer operations, sales and marketing support, corporate purchasing and facility services and regulatory support (including assistance with state and federal license renewals). Payments made under the transition services agreement are based on the providing party’s actual costs of providing a particular service. This agreement will terminate after a period of 24 months, but generally may be terminated earlier by either party as to specific services on certain conditions. For the year ended December 31, 2007, we incurred net transition service income of $0.1 million with APP. As of December 31, 2007, we had net payable related to transition services of $0.1 million with APP.

Manufacturing Agreement

We entered into a manufacturing agreement with APP, through its wholly-owned subsidiary, New APP LLC, for the manufacture of Abraxane® and certain of our pipeline products by New APP LLC for us at the Melrose Park and Grand Island manufacturing facilities. Under the terms of the manufacturing agreement, we will perform certain manufacturing activities with respect to Abraxane® or other pipeline products, principally related to the formulation and compounding of the active pharmaceutical ingredients in such products, and New APP LLC will undertake the remainder of the manufacturing processes. As part of the manufacturing services, New APP LLC will also provide us with training related to proper manufacturing practices and other related training, assistance with quality assurance and control and information technology support related to manufacturing operations. With regard to the Melrose Park and Grand Island facilities, New APP LLC is responsible for obtaining and maintaining necessary approvals to manufacture Abraxane® or other pipeline products in compliance with the regulatory requirements applicable as to the jurisdictions in which such products are sold, subject to the right to receive reimbursement from us for the costs of such approvals in certain circumstances. We are responsible for obtaining and maintaining the remainder of the regulatory approvals required to sell and distribute Abraxane® both in the United States and in other jurisdictions and we are responsible for the final release of the product for sale at the completion of the manufacturing process.

In the manufacturing agreement, New APP LLC agreed with us to cap the manufacturing growth over the term of the agreement of Abraxane® and other pipeline products that New APP LLC is required to manufacture under the agreement. Further, in the event of capacity constraints at the Melrose Park or Grand Island facilities, the manufacturing agreement will provide that the available capacity will be prorated between us and New APP LLC according to the parties’ then current use of New APP LLC’s manufacturing capacity. While the manufacturing agreement allows us to override these proration provisions, we may only do so by paying New

APP LLC additional fees under the manufacturing agreement. The fee we would be required to pay New APP LLC to override the proration provisions of the manufacturing agreement is equal to the profit lost by New APP LLC as a result of our election to override the proration provisions.

We will pay New APP LLC a customary margin on its manufacturing costs. In addition, during each of the first three years of the manufacturing agreement, we will pay New APP LLC a facility management fee equal to $3 million. The amount of this fee may be offset to the extent New APP employees are transferred to us based upon the amount of compensation paid to such transferred employees. The term of the manufacturing agreement will end on December 31, 2011, which will be automatically extended for one year if either New APP exercises its right to extend the lease on our Melrose Park manufacturing facility for an additional year or we exercise our right to extend the lease for New APP’s Grand Island manufacturing facility for an additional year. (See “Real Estate Leases” below).

The manufacturing agreement includes customary confidentiality provisions pursuant to which we and New APP LLC will keep confidential all confidential information of the other party, subject to certain exceptions.

In addition, the manufacturing agreement contains the following indemnification provisions. We will indemnify New APP LLC, its affiliates and its officers, directors and employees and agents (which are referred to as the “APP indemnified parties”) from any damages incurred by or assessed against them resulting from a third-party claim caused by or alleged to be caused by (i) our failure to perform our obligations under the manufacturing agreement (ii) any product liability claim arising from the negligence, fraud or intentional misconduct of our or any of our affiliates or any product liability claim arising from our manufacturing obligations (or any failure or deficiency in our manufacturing obligations) under the manufacturing agreement; (iii) any claim that the manufacture, use or sale of Abraxane® or our pipeline products infringes a patent or any other proprietary right of a third party; or (iv) any recall, product liability claim or other third-party claim not arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, the APP indemnified parties by reason of the $100 million limitation of liability described below. We will also indemnify the APP indemnified parties for liabilities that they become subject to as a result of their activities under the manufacturing agreement and for which they are not responsible under the terms of the manufacturing agreement. New APP LLC will indemnify us, and our affiliates, and their respective officers, directors, employees and agents from any damages incurred or assessed against them resulting from a third-party claim caused by or alleged to be caused by (i) New APP LLC’s gross negligence, bad faith, intentional misconduct or intentional failure to perform its obligations under the manufacturing agreement; and (ii) any product liability claim arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, New APP LLC or its affiliates. The APP indemnified parties will not have any liability for monetary damages to our affiliates or third parties in connection with the manufacturing agreement for damages in excess of $100 million in the aggregate, except to the extent that the damages are the result of (i) one of New APP LLC’s or our executive officers in bad faith affirmatively instructing their employees to intentionally breach New APP LLC’s obligation to manufacture Abraxane® or pipeline products under the manufacturing agreement or (ii) any intentional failure by New APP LLC, in bad faith, to cure any material breach of its obligation to manufacture Abraxane® or pipeline products under the manufacturing agreement following notice of this breach.

For the period ended December 31, 2007, we incurred $0.3 million of facility management fees and had not incurred fees for earned margins relating to the manufacture of Abraxane® by APP for us.

Real Estate Leases

Following the distribution, we own the manufacturing facility located on Ruby Street, Melrose Park, Illinois, and the research and development and the warehouse facility, both located in the same building on N. Cornell Avenue, Melrose Park, Illinois. APP owns the manufacturing facility located in Grand Island, New York. In connection with the separation, the parties entered into a series of lease agreements to facilitate continued

production of their respective pharmaceutical products while a manufacturing transition plan is being implemented. Under the terms of the lease agreements, we lease the Ruby Street facility, consisting of approximately 122,000 square feet of office, warehouse and pharmaceutical manufacturing space, to APP. The initial term of the lease expires on December 31, 2011 and may be renewed at the option of APP for one additional year if APP is manufacturing a certain level of its products at the Ruby Street facility in the period prior to the expiration of the lease. During the term of the lease, we will have access to the Ruby Street facility to perform certain elements of the manufacturing processes of Abraxane® and other nab™ technology product candidates under the manufacturing agreement as well as, under certain circumstances, to provide contract manufacturing services to third parties. In order to provide sufficient warehouse space to APP during the term of the Ruby Street lease, we also leased the Cornell Warehouse facility, consisting of approximately 71,000 square feet of warehouse space, to APP. The initial term of the lease will be until December 31, 2011, and may be renewed at APP’s option for one additional year if the lease for the Ruby Street manufacturing facility is extended. We also leased the Cornell R&D facility, consisting of approximately 48,000 square feet of research and development space, to APP. The initial term of the lease will be until December 31, 2010 and may be terminated upon twelve months written notice from and after January 1, 2009. This lease has no option to extend the term of the lease.

We leased a portion of APP’s Grand Island facility, consisting of approximately 5,700 square feet of pharmaceutical manufacturing space, to allow us to perform our obligations under the manufacturing agreement. The initial term of the lease will be until December 31, 2011, and may be renewed at our option for one additional year if we have not received regulatory approvals from the EMEA to manufacture Abraxane® in at least two facilities (not including the Grand Island facility) by June 30, 2011.

For the period ended December 31, 2007, we had $0.2 million in net rental income relating to these real estate leases.

Allocated Expenses

Prior to the separation, our product development and general and administrative functions were fully integrated with Old Abraxis, including product development, accounting, treasury, payroll, internal audit, information technology, corporate income tax, legal services and investor relations. In addition, Old Abraxis provided manufacturing services to us at cost. After the separation, certain of these arrangements (see above) continue on a temporary basis for a period generally not to exceed 24 months, or four or five years in the case of manufacturing-related activities and lease arrangements. The consolidated and combined financial statements reflect the application of certain estimates and allocations and management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative head count, sales, square footage and management knowledge. These allocated operating expenses totaled of $33.3 million, $25.8 million and $13.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7. Leases and Commitments

We have entered into various operating lease agreements for warehouses, office space, automobiles, communications, information technology equipment and software and office equipment, including real estate leases as described in Note 6—Related Party Transactions. Rental expense amounted to $5.6 million, $3.3 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, future annual minimum lease payments related to non-cancelable operating leases, including amounts pertaining to related party leases are as follows:

Year	Total Amount	Related Party
	(in thousands)
2008	$6,420	$39
2009	5,296	39
2010	4,708	39
2011	3,842	39
2012	1,933	39
Thereafter	3,032	—

	$25,231	$195

Purchase Obligations

As of December 31, 2007, we purchased all of our approved paclitaxel supply from one supplier. We believe our supply risk with respect to this supplier is minimal given that the supplier is well-regarded within the industry and we have not historically experienced supply shortages with this supplier. Additionally, we maintain an adequate safety stock supply of paclitaxel to mitigate any supply disruption. As of December 31, 2007, our inventory included $35.9 million of paclitaxel (whole plant). As of December 31, 2007, we have a commitment agreement to purchase $3.5 million of paclitaxel in 2008.

We also have equipment supply agreements that requires us to purchase approximately $0.2 million of equipment in each of the next five years.

Clinical Trial and Other Commitments

We have entered into various clinical trial agreements with third parties for the management, planning and execution of clinical trials. These agreements generally include milestone payments based on the number of patients enrolled in the clinical study. If all milestones in these agreements were achieved, related milestone commitments to be paid by us in 2008 through 2012 would approximate $29.8 million. Based on our current estimates of patient enrollment, approximately $17.3 million would be payable in 2008, approximately $7.1 million would be payable in 2009, approximately $3.4 million would be payable in 2010, approximately $1.8 million would be payable in 2011 and approximately $0.2 million would be payable in 2012.

We own a library of natural drug discovery soil samples and related strains acquired from around the world, which is intended for use in the discovery of new chemical entities. We are committed to paying up to $4.2 million upon the achievement of certain milestones related to these libraries, which we expect to occur within the next five years.

We have entered into various collaborative agreements under which we have agreed to provide funding to academic and clinical trial organizations of up to $65.2 million for research and other projects over periods of time of up to six years. Even though we cannot predict the timing, we generally can control the timing and amount of spending as the projects require our approval in advance of funding.

8. Employee Benefit Plan

Following the separation, we adopted and our employees became eligible to participate in a defined contribution plan intended to be tax-qualified. New APP cooperated with us to transfer the account balances of our employees to the defined contribution plan adopted by us. We adopted the defined contribution plan in the first quarter of 2008. Prior to the separation, Old Abraxis sponsored a 401(k) defined-contribution plan, or 401(k)

Plan, covering substantially all eligible employees. Employee contributions to the 401(k) Plan were voluntary. Under Old Abraxis’ 401(k) plan, Old Abraxis contributed a qualified non-elective contribution in an amount equal to 3% of all eligible employee’s compensation, regardless of participation in the plan with such employer contributions vesting immediately. Participants’ contributions were limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. Our total matching contributions to Old Abraxis’ 401(k) Plan were $1.4 million, $0.9 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

9. Stockholders’ Equity

For all periods prior to November 13, 2007, Old Abraxis’ investment in our proprietary products businesses is shown as parent company investment in the consolidated and combined financial statements. Parent company investment represents the historical investment of capital in us, our accumulated net earnings after taxes, and the net effect of transactions with and allocations from Old Abraxis. See Note 6—Related Parties for additional information regarding the allocation to us of various expenses incurred by Old Abraxis.

On November 13, 2007, Old Abraxis completed a distribution of one share of our common stock (par value of $0.001) for every four shares of Old Abraxis common stock. Following the separation, we had 40.0 million shares of common stock outstanding. After the separation adjustments were recorded on November 13, 2007, the remaining parent company investment balance, which includes all earnings prior to the separation, was transferred to additional paid in capital. Net income subsequent to the separation is included in retained earnings.

Registration Rights

Pursuant to a registration rights agreement, Old Abraxis granted registration rights to the former ABI shareholders (including our Chief Executive Officer and entities affiliated with him) with respect to all 86,096,523 shares of Old Abraxis common stock they received in the 2006 Merger. Under the terms of the registration rights agreement, any securities issued or issuable in respect of Old Abraxis common stock (including our common stock) would have the benefits of the registration rights agreement. Accordingly, in connection with the separation, we entered into a new registration rights agreement with the former ABI shareholders containing provisions substantially identical to the registration rights agreement entered into in connection with the 2006 Merger.

These stockholders have the right to require us to register all or a portion of the shares of our common stock they receive in the distribution. In addition, these stockholders may require us to include their shares in future registration statements that we file and may require us to register their shares for resale on a Form S-3 registration statement. Upon registration, the registered shares generally will be freely tradeable in the public market without restriction. However, in connection with any underwritten offering, the stockholders will agree to lock up any other shares for up to 90 days and will agree to a limit on the maximum number of shares that can be registered for the account of these holders under so-called “shelf” registration statements.

Except for underwriters discounts and commissions and certain marketing expenses, we will be obligated to pay all expenses for the first eight registration statements filed upon the request of a holder of registrable securities, and any other or additional expenses of registration are to be borne by the holders of registrable securities on a pro rata basis. These registration rights are subject to some conditions and limitations, among them the right of the underwriters of an offering to limit the number of shares included in registration. We will be obligated to indemnify the holders of these registration rights, and each selling holder will be obligated to indemnify us, against specified liabilities under the Securities Act of 1933, the Securities Exchange Act of 1934 and other applicable federal and state laws.

10. Stock-Based Compensations

Following the separation, and pursuant to the provisions of the respective plan documents, holders of Old Abraxis restricted stock units (RSUs) and stock options who are current and former directors or employees of Old Abraxis whose employment related to our proprietary products business had their Old Abraxis BioScience RSUs and stock options converted into newly-issued RSUs and stock options of our company pursuant to a conversion formula that was intended to preserve the intrinsic value and maintained their pre-distribution RSUs and stock options. Except for adjustments made in connection with the conversion, the RSUs and stock options so issued had substantially the same terms, including expiration date and vesting schedule, as the converted Old Abraxis RSUs and stock options. Additionally, we assumed the American BioScience Restricted Stock Unit Plan I and American BioScience Restricted Stock Unit Plan II. We also assumed the restricted units previously granted under these plans. In connection with the separation, we adopted the 2007 Stock Incentive Plan.

2007 Stock Incentive Plan

We have adopted the 2007 Stock Incentive Plan, which was approved by the sole stockholder in November 2007. We have reserved 6,000,000 shares of our common stock for issuance under our 2007 Stock Incentive Plan, subject to adjustments for stock splits, stock dividends or other similar changes in our common stock or our capital structure. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2007 Stock Incentive Plan will be increased by the number of shares represented by awards that are forfeited or cancelled, or that expire or terminate, including any shares that are forfeited by the award recipient or repurchased by us pursuant to the terms of the relevant award agreement.

Our 2007 Stock Incentive Plan provides for the grant of (a) incentive stock options to our employees, including officers and employee directors, (b) non-qualified stock options to our employees, directors and consultants and (c) other types of awards, collectively referred to as “awards.”

No more than 1,000,000 shares under options can be granted to an individual optionee in any given fiscal year. We may grant up to an additional 750,000 shares, which will not count against the limit set forth in the previous sentence, in connection with an optionee’s initial commencement of service with our company.

Our board of directors or a committee designated by our board of directors administers our 2007 Stock Incentive Plan and has authority to determine the terms and conditions of awards, including the types of awards, the number of shares subject to each award, the vesting schedule of the awards and the selection of grantees.

The exercise price of all options granted under our 2007 Stock Incentive Plan will be determined by our board of directors or a committee designated by our board of directors, but in no event may this price be less than the fair market value of our common stock on the date of grant, unless otherwise determined by our board of directors with respect to non-qualified stock options. If, however, incentive stock options are granted to a person who owns stock possessing more than 10% of the voting power of all our classes of stock, the exercise price of such option must equal at least 110% of the fair market value our common stock on the grant date and the maximum term of these incentive stock options must not exceed five years. The maximum term of an incentive stock option granted to any person who does not own stock possessing more than 10% of the voting power of all our classes of stock must not exceed ten years. Our board of directors or a committee designated by our board of directors determines the term of all other awards granted under our 2007 Stock Incentive Plan. The consideration for the option may consist of cash, check, shares of our common stock, the assignment of part of the proceeds from the sale of shares acquired upon exercise of the option, through a same-day sale and exercise procedure facilitated by a brokerage firm, loan or any combination of these forms of consideration.

In the event of one of the following, options under our 2007 Stock Incentive Plan will terminate and be cancelled, unless the successor corporation assumes or substitutes the options:

•	a dissolution, liquidation or sale of all or substantially all of our assets,

•	a merger or consolidation in which we are not the surviving entity,

•	a corporate transaction in which our stockholders give up a majority of their equity interest in our company, or

•	an acquisition of 50% or more of our stock by any individual or entity, including by tender offer or a reverse merger.

However, in lieu of the termination of options upon occurrence of the above events, the terms of some individual award agreements may otherwise provide for full acceleration of an optionee’s outstanding options immediately upon occurrence of the above events or full acceleration of any outstanding options that are not assumed or substituted by the surviving corporation, and full acceleration of any otherwise assumed or substituted options if optionee’s employment is terminated for cause or by optionee for good reason within twelve months of the occurrence of such events.

Unless terminated sooner, our 2007 Stock Incentive Plan will automatically terminate in 2017. Our board of directors has authority to amend or terminate our 2007 Stock Incentive Plan, subject to stockholder approval of some amendments. However, no action may be taken which will affect any shares of common stock previously issued and sold or any option previously granted under our 2007 Stock Incentive Plan, without the grantee’s consent

For the periods prior to November 13, 2007, our employees held stock compensation awards in the following plans sponsored by Old Abraxis:

1997 Stock Option Plan

Under the 1997 Stock Option Plan, or the 1997 Plan, options to purchase shares of Old Abraxis’ common stock were granted to certain employees and the directors with an exercise price equal to the estimated fair market value of Old Abraxis’ common stock on the date of grant. The 1997 Plan stock options vested upon completion of Old Abraxis’ initial public offering in December 2001.

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan, or the 2001 Plan, provided for the grant of incentive stock options and restricted stock to employees, including officers and employee directors, non-qualified stock options to employees, directors and consultants and other types of awards.

The compensation committee of Old Abraxis’ board of directors administered the 2001 Plan and had the authority to determine the terms and conditions of awards, including the types of awards, the number of shares subject to each award, the vesting schedule of the awards and the selection of the grantees. The exercise price of all options granted under the 2001 Plan were determined by the compensation committee of Old Abraxis’ board of directors, but in no event was this price less than the fair market value of Old Abraxis’ common stock on the date of grant.

2001 Non-Employee Director Stock Option Program

The 2001 Non-Employee Director Stock Option Program, or the 2001 Program, was adopted as part, and is subject to the terms and conditions, of the 2001 Plan. The 2001 Program established a program for the automatic grant of awards to non-employee directors at the time that they initially join the board and at each annual meeting of the stockholders at which they are elected.

Restricted Stock

At December 31, 2007, 135,072 restricted units were outstanding under our 2001 Stock Incentive Plan with a weighted average per share market value of $50.41 and with vesting dates ranging from March 2008 to March 2011. Upon vesting, each restricted unit entitles the holder to one share of our common stock. Compensation expense related to restricted stock grants is based on upon the market price on the date of grant and is charged to earnings on a straight-line basis over the applicable vesting period. Restricted stock units currently granted generally vest ratably over a four year period.

Restricted Unit Plan

In connection with the separation, we assumed the American BioScience Restricted Unit Plan I and the American BioScience Restricted Unit Plan II (the “Plans”). We also assumed the restricted units previously granted under these plans to our employees.

Shares of our common stock will be issuable upon the vesting of these units. The units granted under American BioScience Restricted Unit Plan I vested upon the completion of the 2006 Merger. The units issued under the American BioScience Restricted Unit Plan II generally vest one-half on April 18, 2008 (which is the second anniversary of the closing of the 2006 Merger). The balance of the shares generally will vest on April 18, 2010. The units entitle their holders to receive a number of our shares of common stock determined on each vesting date determined by the notional price that vests on such date divided by our average trading price over the three days prior to vesting; except that if the average trading price of our stock price is less than $66.63, then the notional price is divided by $66.63. The maximum number of our shares that may be issuable under this restricted unit plan is 367,100 shares.

We also assumed an agreement between Old Abraxis and RSU Plan LLC (“RSU LLC”). Under the terms of this agreement, RSU LLC has agreed that prior to the date on which restricted stock units issued pursuant to American BioScience Restricted Unit Plan II become vested, RSU LLC will deliver, or cause to be delivered, to us the number of our shares of common stock or cash (or a combination thereof) in an amount sufficient to satisfy the obligations to participants under the American BioScience Restricted Unit Plan II of the vested restricted units. We are required to satisfy our obligations under the American BioScience Restricted Unit Plan II by paying to the participants in the American BioScience Restricted Unit Plan II cash and/or shares of our common stock in the same proportion as was delivered by the RSU LLC. The intention of this agreement is to have RSU LLC satisfy our obligations under American BioScience Restricted Unit Plan II so that there would not be any further dilution to our stockholders as a result of our assumption of the American BioScience Restricted Unit Plan II.

As of December 31, 2007 and 2006, we had recorded a current liability of $12.6 million and $9.7 million, respectively, and a long-term liability of $3.7 million and $5.9 million, respectively, for awards relating to the Plans.

Stock-based compensation costs for all RSU awards for the years ended December 31, 2007, 2006 and 2005 were $17.2 million, $19.2 million and $0.3 million, respectively. As of December 31, 2007, there was $14.1 million of total unrecognized compensation expense related to restricted stocks granted under our stock-based compensation plans, which is expected to be recognized over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

Certain of our employees participated in the Old Abraxis’ 2001 Employee Stock Purchase Plan, or the ESPP. Eligible employees contributed up to 10% of their base earnings toward the semi-annual purchase and issuance of Old Abraxis common stock. The employees’ purchase price was the lesser of 85% of the fair market value of the stock on the first business day of the offer period or 85% of the fair market value of the stock on the last business day of the semi-annual purchase period. Employees could purchase no more than 625 shares of Abraxis BioScience common stock within any given purchase period. The Compensation Committee of Old Abraxis indefinitely suspended the ESPP from and after the purchase period that ended on July 31, 2007.

Stock Options

We account for stock-based compensation in accordance with FAS 123(R), which requires the recognition of compensation cost for all share-based payments, including employee stock options, at fair value. We use the straight-line attribution method to recognize share-based compensation expense over the vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period.

In accordance with FAS 123(R), we adjust stock-based compensation on a quarterly basis for revisions to the estimated rate of equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2005 will be recognized in the period of the forfeiture estimate is changed. During the fourth quarter of 2007, we revised the forfeiture rate with respect to stock options. The effect of the change in the forfeiture rate resulted in a reduction in stock compensation expense of $1.0 million for 2007. No changes in estimated rate of forfeitures were made during 2005 or 2006.

As of December 31, 2007, we had $7.8 million of total unrecognized compensation expense related to stock options granted under the equity incentive plans which is expected to be recognized over a weighted average period of 1.2 years.

The fair values of options granted during the years ended December 31, 2007, 2006 and 2005 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as we and Old Abraxis does not anticipate paying any dividends. The expected term of awards granted is based upon the historical exercise patterns of the participants in the plans and expected volatility is based on the historical volatility of the stock price over the expected term of the award. The weighted average estimated values of employee stock option grants and rights granted under Old Abraxis’ employee stock purchase plan as well as the weighted average assumptions that were used in calculating such values during the last three years were based on estimates at the date of grant as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands, except per share data)
Stock Options
Risk-free rate	3.8%	3.9%	3.9%
Dividend yield	—	—	—
Expected life in years	5	5	5
Volatility	52%	59%	46%
Fair value of options granted	$4,641	$11,728	$6,767
Weighted average grant date fair value of options granted	$26.44	$12.71	$20.75

Our stock options outstanding that have vested and are expected to vest as of December 31, 2007 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Vested	463,021	$46.99	5.26	$10,082,930
Expected to vest	435,105	65.48	8.76	1,432,670

Total	898,126	55.95	6.96	$11,515,600

(1)	These amounts represent the difference between the exercise price and $68.77, the closing price of our common stock on December 31, 2007 for in the money options.

The above options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of FAS 123(R). Options with grant date fair values of $5.2 million and $3.3 million and with weighted average grant date fair values of $36.15 and $45.24 vested during the years ended December 31, 2007 and 2006, respectively. Options with a fair value of $0.2 million and $0.1 million, weighted average grant date fair values of $8.96 and $15.57 and aggregate intrinsic values of $1.0 million and $0.3 million were exercised during the year ended December 31, 2007 and 2006, respectively. Non-vested options totaling 0.4 million and 0.4 million shares with weighted average grant date fair values of $31.29 and $34.93 were outstanding at December 31, 2007 and 2006, respectively.

Additional information with respect to our stock option activity is as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2005	730,128	$36.53	411,290	$12.96

Granted	138,789	107.40
Exercised	(214,307)	18.43
Forfeited	(61,811)	67.62

Outstanding at December 31, 2005	592,799	56.42	313,465	$24.61

Granted	391,565	65.45
Exercised	(25,698)	34.69
Forfeited	(97,494)	85.39

Outstanding at December 31, 2006	861,172	57.98	364,366	$37.50

Granted	79,287	55.02
Exercised	(23,488)	15.63
Forfeited	(14,336)	72.05
Expired	(4,509)	76.54

Outstanding at December 31, 2007	898,126	55.95	463,021	$46.99

In connection with separation, stock options of our employees were converted to reflect the adjusted value of the options based on our stock price after the separation. The number of options outstanding on the separation date and the associated exercise prices were converted using a rate of 0.4243, which was based on Old Abraxis’s stock price for the 10 consecutive trading days preceding the separation date and our stock price for the 10 consecutive trading days following the separation. No additional stock compensation resulted from the modifications under the provisions of FAS 123(R) because it was determined the changes were required by the terms of the awards.

The following table summarizes information about our stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.00 – $ 12.43	177,513	2.8	$7.87	177,513	$7.87
$ 12.44 – $ 24.87	13,521	4.0	15.90	13,521	15.90
$ 24.88 – $ 37.30	28,277	4.8	30.14	28,277	30.14
$ 37.31 – $ 49.74	76,651	8.8	47.65	27,203	47.30
$ 49.75 – $ 62.17	179,978	9.3	55.75	19,746	57.78
$ 62.18 – $ 74.61	265,952	8.2	68.64	89,444	68.58
$ 74.62 – $ 87.04	29,505	6.4	81.03	22,225	81.08
$ 87.05 – $ 99.48	17,498	7.5	95.04	17,233	95.00
$ 99.49 – $111.91	104,922	6.7	107.40	66,163	107.13
$111.92 – $124.35	4,309	7.2	120.80	1,696	121.06

	898,126	7.0	55.95	463,021	46.99

11. Income Taxes

Deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Inventory	$3,261	$681
Deferred revenue	60,937	79,341
Amortization	—	5,874
Stock based compensation	9,502	2,162
Activity from partnerships	84	—
Other accruals and reserves	5,105	—

Total deferred tax assets	78,889	88,058
Deferred tax liabilities:
Intangible amortization	(69,167)	(91,232)
Depreciation	(3,529)	(289)
Foreign exchange	(2,597)	—
Other accruals and reserves	—	(4,321)

Total deferred tax liabilities	(75,293)	(95,842)

	3,596	(7,784)
Valuation allowance	(2,296)	—

Net deferred tax (liabilities) assets	$1,300	(7,784)

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. Valuation allowances are reassessed whenever there are changes in circumstances that may cause a change in judgment.

At December 31, 2005, we maintained a $51.2 million valuation allowance against our net deferred tax assets, as management assessed as of that date that it was more likely than not that these assets would not be realized. In 2006, in connection with the 2006 Merger, the value of certain tangible and intangible assets was stepped up for book purposes and is being amortized over approximately six years. Such assets are not amortizable for tax purposes, which resulted in the creation of deferred tax liabilities and future taxable income. The creation of the deferred tax liabilities resulted in the release of valuation allowance since we were in a net deferred tax liability position for December 31, 2006.

During 2007 we incurred tax losses in excess of the net deferred tax liabilities created in connection with the 2006 Merger. As of December 31, 2007, management believes it is more likely than not that a portion of the deferred tax assets relating to these losses will not be realized. For the period from November 13, 2007 through December 31, 2007, the Company incurred a federal tax liability in a carryback period. This positive evidence was considered in determining the Company’s ability to realize deferred tax assets. As of December 31, 2007, we have a valuation allowance of $2.3 million against our net deferred tax assets.

The Company was not a taxable entity prior to the separation and related transactions on November 13, 2007; however, income taxes are provided in the accompanying combined and consolidated financial statements as if we were filing a separate return. Old Abraxis will indemnify us for all tax liabilities to the extent they relate to the hospital-based generic injectable products business arising prior to the separation date.

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$4,168	$15,847	$478
State	861	2,675	—

Total current	5,029	18,522	478
Deferred:
Federal	(11,766)	(38,060)	(4,441)
State	(3,511)	(6,426)	(396)
Valuation allowance	2,296	—	4,837

Total deferred	(12,981)	(44,486)	—

Total provision (benefit) for income taxes	$(7,952)	$(25,964)	$478

Although results of operations are presented for the year ended December 31, 2007, operating losses incurred through the separation date, November 13, 2007, will be included in tax returns filed by APP Pharmaceuticals, Inc. Accordingly, no tax benefits for these losses have been recorded.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Tax provision at statutory federal rate	35.0%	35.0%	34.0%
State income taxes	4.2	3.6	3.2
In-process research and development	—	(21.5)	—
Research and development credits	4.6	1.3	4.0
Stock based compensation	(2.4)	0.3	—
Merger costs	—	—	(4.0)
Net operating losses utilized by APP Pharmaceuticals, Inc.	(17.9)	—	—
Other	(2.9)	(1.4)	(1.3)
Valuation allowance	(4.6)	—	(39.7)

Effective tax rate	16.0%	17.3%	(3.8)%

We have adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies what criteria must be met prior to the recognition of the financial statement benefit of a position taken in a tax return in accordance with FASB Statement No. 109, Accounting for Income Taxes. Following is a reconciliation of our total gross unrecognized tax benefits from January 1, 2007 to December 31, 2007 (in thousands).

Balance, January 1, 2007	$—
Additions for tax positions related to current year	5,170
Additions for tax positions related to prior years	—
Reductions for tax periods of prior years	—

Balance, December 31, 2007	$5,170

Of the total of $5,170 of gross unrecognized tax benefits, $19, if and when recognized, would affect our provision (benefit) for income taxes and the remainder if and when recognized, would be credited to “additional paid-in capital.” We do not anticipate that any of the total tax benefits of $5,170 will reverse in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At December 31, 2007, we had no accruable interest or penalties. We are a new entity and we have yet to file any tax returns; therefore, we do not have any returns currently subject to examination by tax authorities or any open audits.

12. Contingencies

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against Old Abraxis, its directors and ABI in the Delaware Court of Chancery relating to the 2006 merger between Old Abraxis (then known as American Pharmaceutical Partners) and ABI. Old Abraxis was a nominal defendant in the stockholder derivative actions. The lawsuits allege that Old Abraxis’ directors breached their fiduciary duties to stockholders by causing Old Abraxis (then known as American Pharmaceutical Partners) to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s stockholders and caused the value of the shares held by Old Abraxis’ public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. In May 2007, the plaintiffs voluntarily dismissed the derivative and unjust enrichment claims, and the action is proceeding as a putative class action solely against the individual defendants. We are no longer a party to this action, but we assumed any liability of Old Abraxis relating to this litigation in connection with the separation.

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against Old Abraxis in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan-owned patents. Élan seeks unspecified damages and an injunction. In August 2006, Old Abraxis filed a response to Élan’s complaint contending that it did not infringe on the Élan patents and that the Élan patents are invalid. The trial has been set to begin in June 2008. We assumed any liability of Old Abraxis relating to this litigation in connection with the separation.

In October 2007, Old Abraxis entered into a settlement agreement and release with a former officer and director of ABI with respect to all disputes between the parties. Pursuant to the indemnification provisions of the definitive agreements for the 2006 Merger, the former ABI shareholders indemnified us for approximately two-thirds of the obligations under the settlement agreement and the amount is recorded as a non-cash legal expense in our consolidated financial statements.

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

We record accruals for contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. As of December 31, 2007, we could not reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for litigation matters, nor is it possible to accurately predict or determine the eventual outcome of these matters. As a result, no amounts were accrued for outstanding litigation matters described above as of December 31, 2007. These assessments involve complex judgments about future events and rely on estimates and assumptions. Although we believe we have substantial defenses in these matters, litigation is inherently unpredictable and we could in the future incur judgments or enter into settlements that could have a material adverse effect on our results of operations.

13. Segment Information

We operate in one business segment. Therefore, the results of operations are reported on a combined basis for purpose of segment reporting.

14. Subsequent Events

We have signed agreements to acquire 100% of the equity of certain biotechnology and specialty pharmaceutical companies for an initial up-front payment at closing of $15.0 million plus additional payments upon achievement of certain milestones.

15. Unaudited Quarterly Financial Data

Selected quarterly data for years end December 31, 2007 and 2006 was as follows:

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue	$71,893	$83,217	$87,791	$90,785
Gross profit	$64,234	$76,318	$76,173	$82,511
Net loss	$(5,671)	$(13,971)	$(16,772)	$(5,190)
Loss per common share(1):
Basic and diluted	$(0.14)	$(0.35)	$(0.42)	$(0.13)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue	$31,056	$40,484	$53,376	$57,371
Gross profit	$25,935	$34,405	$47,591	$53,173
Net loss	$(18,629)	$(90,061)	$(10,900)	$(4,961)
Loss per common share(1):
Basic and diluted	$(0.47)	$(2.25)	$(0.27)	$(0.12)

(1)	As of the completion of the separation, on November 13, 2007, we had 40.0 million common shares outstanding. The same number of shares is being used for both diluted earnings per share and basic earnings per share for all periods prior to the separation date.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(d)	Changes in internal controls.

Management of Old Abraxis identified a material weakness in its internal control over financial reporting relating to the accounting for income taxes and, as a result, concluded that its internal control over financial reporting was not effective as of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. Specifically, there were ineffective controls relating to procedures to reconcile the income tax accounts to supporting detail. This control deficiency resulted in material errors in the accounting for income taxes, but the errors were corrected prior to the issuance of the annual financial statements. In response to the material weakness identified, remediation steps were designed, initiated and deployed by Old Abraxis as soon as practicable throughout fiscal year 2007. Old Abraxis undertook and completed, as appropriate, testing to validate the design and operating effectiveness of its existing and newly implemented procedures and controls described above for the quarters ended September 30, 2007 and December 31, 2007. In reviewing the results from this testing, management of New APP has concluded that the internal controls related to the accounting for income taxes have been significantly improved and that the above referenced material weakness in internal control over financial reporting related to the accounting for income taxes has been remediated as of December 31, 2007.

Management has determined that, as of December 31, 2007 other than as described above, there were no other changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a. (1) Financial Statements

The following consolidated and combined financial statements of Abraxis BioScience, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated and combined Balance Sheets at December 31, 2007 and 2006

Consolidated and combined Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated and combined Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated and combined Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated and combined Financial Statements

(2) Financial Statement Schedule

All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated and combined financial statements or the notes thereto.

(3) Exhibits

The exhibits are as set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 31st day of March, 2008.

ABRAXIS BIOSCIENCE, INC.

By:	/s/ PATRICK SOON-SHIONG, M.D.
Patrick Soon-Shiong, M.D. Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Patrick Soon-Shiong, M.D. and Lisa Gopalakrishnan, and each of them, as attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK SOON-SHIONG, M.D. Patrick Soon-Shiong, M.D.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ LISA GOPALAKRISHNAN Lisa Gopalakrishnan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ KIRK K. CALHOUN Kirk K. Calhoun	Director	March 31, 2008

/s/ DAVID S. CHEN, PH.D. David S. Chen Ph.D.	Director	March 31, 2008

/s/ STEPHEN D. NIMER, M.D. Stephen D. Nimer, M.D.	Director	March 31, 2008

/s/ LEONARD S. SHAPIRO Leonard S. Shapiro	Director	March 31, 2008

EXHIBIT INDEX

Exhibit Index

Exhibit Number	Description

2.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Reference is made to Exhibit 2.1 hereto)

10.2	Tax Allocation Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.3	Transition Services Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.4	Employee Matters Agreement among APP Pharmaceuticals, Inc., APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Employment Agreement, dated July 3, 2006, between the Registrant and Lisa Gopalakrishnan (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2006)

10.13	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.14	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.16	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.18	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.19*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.20	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (Incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

Exhibit Number	Description

10.21*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.22	Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

14.1†	Code of Business Conduct

21.1†	List of Subsidiaries

23.1†	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Filed herewith.