Form 10-K/A
period 2007-12-31
Abraxis Biosciences, Inc.
filed 2008-05-05
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Abraxis BioScience, Inc. is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008 (the “Annual Report”), for the purpose of accelerating the delivery of information that was to be incorporated by reference from its definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our directors and executive officers:

Name	Age	Position(s)
Patrick Soon-Shiong, M.D.	55	Chairman and Chief Executive Officer
Kirk K. Calhoun	64	Director
David S. Chen, Ph.D.	59	Director
Stephen D. Nimer, M.D.	53	Director
Leonard Shapiro	79	Director
Lisa Gopalakrishnan	46	Executive Vice President and Chief Financial Officer
Bruce Wendel	54	Executive Vice President, Corporate Operations and Development

Patrick Soon-Shiong, M.D. has served as our chairman and chief executive officer since the separation in November 2007. Dr. Soon-Shiong also serves as chairman and chief executive officer of Old Abraxis (now New APP) since April 2006 and served American Pharmaceutical Partners (“APP”) as its president from July 2001 and chief executive officer and chairman of the board of directors from its inception in March 1996. Dr. Soon-Shiong also served as president, chief financial officer and a director of American BioScience, Inc. (“ABI”) from June 1994 until April 2006 when APP and ABI were merged to form Old Abraxis. Dr. Soon-Shiong has devoted his career to developing next-generation technologies to treat patients with life-threatening diseases. Dr. Soon-Shiong performed the first encapsulated islet transplant in a diabetic patient and co-invented Abraxane® and our nab™ tumor targeting technology platform. Dr. Soon-Shiong’s research has been recognized by noted organizations with numerous national and international awards such as the Association for Academic Surgery Award for Research, the American College of Surgeons Schering Scholar, the Royal College Physicians and Surgeons Research Award, the Peter Kiewit Distinguished Membership in Medicine Award, and the International J.W. Hyatt Award for Service to Mankind. Dr. Soon-Shiong received the 2006 Gilda Club Award for the advancement of cancer medicine and is a recipient of a 2007 Ellis Island Medal of Honor, the Caritas Award from St. John’s Health Center and the 2007 Lifetime Achievement Award from St. Mary’s Medical Center. He is a co-inventor of over 50 issued U.S. patents and has published more than 100 scientific papers. Dr. Soon-Shiong holds a degree in medicine from the University of the Witwatersrand and a M.Sc. in science from the University of British Columbia. Dr. Soon-Shiong is a fellow of the American College of Surgeons and the Royal College of Physicians and Surgeons of Canada. Dr. Soon-Shiong serves on the Board of Directors for the National Institute of Transplantation, the Technology Council for the Center for Cancer Nanotechnology Excellence at Northwestern University, two advisory boards of the RAND Corporation (the Health Board and the Asia Pacific Policy Board), the Board of Trustees for the Saint John’s Health Center and the Board of the California NanoSystems Institute at UCLA.

Kirk K. Calhoun has served as a director since the separation in November 2007. Mr. Calhoun previously served as a director of Old Abraxis from 2002 to the date of the separation. He joined Ernst & Young LLP in 1965 and served as a partner of the firm from 1975 until his retirement in June 2002 where his responsibilities included both area management and serving clients in a variety of industries. Mr. Calhoun is a certified public accountant with a background in auditing and accounting. Mr. Calhoun is a director and chairman of the audit committee of Aspreva Pharmaceuticals Corporation, Adams Respiratory Therapeutics, Inc. and Replidyne, Inc. Mr. Calhoun holds a B.S. in accounting from the University of Southern California.

David S. Chen, Ph.D. has served as a director since the separation in November 2007. Dr. Chen previously served as a director of Old Abraxis from June 1998 to the date of the separation. Dr. Chen has been a senior executive vice president of China Development Industrial Bank since February 2004. Dr. Chen also served as president of China Trust Venture Capital Corporation from October 2001 to May 2004 and was the chairman of

Cypac Investment Management Limited from 1998-2001. He served as chief executive officer of Central Investment Holdings Company from July 1996 to February 2000, and CFO from May 1991 to February 1994. Dr. Chen holds a B.S. in agricultural economics from National Taiwan University, a M.B.A. from California State University at Long Beach and a Ph.D. in business administration from Nova University, Florida.

Stephen D. Nimer, M.D. has served as a director since the separation in November 2007. Dr. Nimer previously served as a director of Old Abraxis from May 2001 to the date of the separation. Dr. Nimer has been associated with Memorial Sloan-Kettering Cancer Center since 1993 and has been head of the division of hematologic oncology since 1996 and chief of hematology service since 1993. He has also taught medicine at the Cornell University School of Medicine since 1993. Dr. Nimer holds a M.D. from the University of Chicago and a B.S. in biology from Massachusetts Institute of Technology.

Leonard Shapiro has served as a director since the separation in November 2007. Mr. Shapiro previously served as a director of Old Abraxis from July 2002 to the date of the separation. He has more than 50 years of business experience as an entrepreneur and founder of Shapco, Inc., a manufacturer and distributor of pipe products, where he has been the chief executive officer since 1960. As chief executive officer of Shapco, he presided over the firm’s real estate investment activities in addition to its manufacturing and distribution operations. Shapco, Inc., together with its subsidiaries, employs over 300 employees in various locations throughout the western United States.

Lisa Gopalakrishnan (Gopala) has served as our Executive Vice President and Chief Financial Officer since the separation in November 2007. Ms. Gopala also has served as the Executive Vice President and Chief Financial Officer for Old Abraxis from August 2006 to the date of the separation and has served as Executive Vice President and Chief Financial Officer for New APP since the date of the separation to April 2008. Ms. Gopala oversees and manages all financial aspects of the company, including accounting, strategic planning and analysis, treasury and tax. Before joining Old Abraxis, from April 2005 to October 2005, Ms. Gopala served as executive vice president and chief financial officer of Intermix Media, Inc., the former holding company of Myspace.com. Prior to Intermix Media, from October 1997 to April 2005, Ms. Gopala was vice president of finance and corporate controller of Ticketmaster, an IAC subsidiary. Ms. Gopala is a certified public accountant and holds a B.S. in business administration from Babson College in Wellesley, Massachusetts.

Bruce Wendel has served as our Executive Vice President of Corporate Operations and Development since the separation in November 2007. Mr. Wendel previously served as Executive Vice President of Corporate Development at Old Abraxis from March 2006 to the date of the separation. Mr. Wendel joined APP in 2004 as vice president of corporate development. He began his 14 years with Bristol-Myers Squibb as in-house counsel before shifting to business and corporate development. Before joining APP, he served as vice president, business development & licensing for IVAX Corporation. Previously, Mr. Wendel served in the legal departments of Playtex and Combe. He earned a Juris Doctorate degree from Georgetown University Law School where he was an editor of Law & Policy in International Business, and a B.S. from Cornell University.

Senior Management

The following sets forth certain information with respect to senior management, in alphabetical order.

Michael J. Brunelle has been our Vice President of Acquisitions and Development since the separation in November 2007. Mr. Brunelle previously served as Vice President of Acquisitions and Development at Old Abraxis from May 2006 to the date of the separation. Mr. Brunelle joined ABI as senior director for Corporate Integration in July 2005. From August 2002 to July 2005, Mr. Brunelle served as a consultant to the biotechnology industry and drug wholesaler Amerisource Bergen. From 1993 to 2002, Mr. Brunelle served as the president of Pharm Plus Resources, an intravenous and specialty pharmaceutical distributor. From 1984 to 1993, Mr. Brunelle served as vice president of Dillon Read & Co. Inc. specializing in health care investment banking. Mr. Brunelle began his health care career as an assistant hospital administrator and consultant for American

Medical International. Mr. Brunelle holds a B.S. from the University of California at San Diego and an M.B.A in finance from the University of Pennsylvania’s Wharton School of Business.

Mitchall G. Clark has served as our Senior Vice President of Global Regulatory Affairs since the separation in November 2007. Mr. Clark previously served as Vice President of Regulatory Affairs at Old Abraxis from April 2006 to the date of the separation and at ABI from May 2002. Mr. Clark served as Vice President of Regulatory Affairs at APP from September 1998 to May 2002. From May 1997 to September 1998, Mr. Clark served as senior director of regulatory affairs at VivoRx, Inc. Prior to that, he served as Senior Director of Regulatory Affairs from April 1996 to May 1997 at Faulding, Inc. Mr. Clark holds a B.Pharm. from the University of Nottingham, United Kingdom.

Rick Click has served as our Global IT/Chief Information Officer since January 2008. Mr. Click brings more than 18 years of experience to Abraxis. He heads our international IT department and its related functions, servicing all of the company’s offices and operational facilities. Previously, Mr. Click held the position of Chief Information Officer at Molina Healthcare and has held senior positions at eBay’s PayPal unit, American Outsourcing Group, Goodman Global Holdings, Honeywell International and Zenith Electronics. He is a graduate of California Coast University and earned a Masters of Business Administration degree and a Professional Masters Degree from Harvard Graduate School of Business.

Nguyen V. Dat, Ph.D. has served as our Vice President of Clinical Research since the separation in November 2007. Dr. Dat previously served as Vice President of Clinical Research at Old Abraxis from April 2006 to the date of the separation and at ABI from January 2003. Prior to ABI, Dr. Dat served as Vice President of Biostatistics and Data Management at Ingenium Inc. and its predecessor companies from January 1995 to January 2003 and as Vice President of Clinical Operations at Biometric Research Institute from January 1993 to January 1995. Dr. Dat has more than 25 years of experience in pharmaceutical clinical research, including tenures at Johnson and Johnson, Schering Plough and Glaxo SmithKline where he was instrumental in bringing several new drugs to the market such as Paxil, Relafen, Kitril and Zyban. Dr. Dat holds a B.S. in Agriculture from the University of Saigon, an M.S. in Statistics from the University of Florida and a Ph.D in Biostatistics from the University of North Carolina, Chapel Hill.

Neil P. Desai, Ph.D. has been our Vice President of Research and Development since the separation in November 2007. Dr. Desai previously served as Vice President of Research and Development at Old Abraxis from April 2006 to the date of the separation and at ABI from March 1999 where he was responsible for the development of the proprietary product pipeline and intellectual property portfolio. Dr. Desai served as Senior Director of Biopolymer Research since ABI’s inception in 1994 until February 1999 and as Senior Research Scientist at VivoRx Inc. since 1991. Dr. Desai is a co-inventor of our nab™ tumor targeting technology platform and is named as a co-inventor on over 60 issued U.S. and foreign patents. Dr. Desai holds an M.S and Ph.D. in Chemical Engineering from the University of Texas at Austin and a B.S. in Chemical Engineering from the University of Bombay.

Nicholas Everett, Ph.D. has served as our Chief Scientist, Drug Discovery since the separation in November 2007. Dr. Everett previously served as Chief Scientist, Drug Discovery at Old Abraxis from April 2006 to the date of the separation and at ABI from October 2003. Dr. Everett was responsible for the natural products research group, the associated screening and analytical activities and the identification and implementation of screening programs for new drug discovery targets. Before joining ABI, Dr. Everett was Chief Scientific Officer and Executive Vice President of InterLink Biotechnologies, LLC and InterLink Associates Inc. from June 1991 to September 2003 where he was responsible for the company’s scientific strategy, intellectual property and research programs. From April 1987 to March 1991, he was Group Leader and Program Manager for biotechnology research at EniChem Americas, Inc. From June 1981 to March 1987, he was a Research Scientist and Supervisor at Stauffer Chemical Company. Dr Everett has a BSc. in Applied Chemistry from London University and a Ph.D from Leicester University in England.

Vasant Gandhi, Ph.D. has served as our Vice President of Strategic Operations since the separation in November 2007. Dr. Gandhi previously served as Vice President of Strategic Operations at Old Abraxis from September 2007 to the date of the separation. Prior to joining Old Abraxis, from July 2002 to June 2007, Dr. Gandhi worked at Amgen Inc., most recently as Senior Counsel, on Amgen’s molecular discovery and biotechnology licensing matters. From January 2001 to July 2002, Dr. Gandhi served as Senior Counsel at Immunex Corporation where he worked on corporate transactions, including the acquisition of Immunex by Amgen and the divestiture of Leukine™ to Schering AG. Prior to Immunex, Dr. Gandhi worked at the National Institutes of Health (including the National Cancer Institute) from July 1998 to January 2001 and at business consulting and law firms. Dr. Gandhi holds a Ph.D. in science from Loyola University Chicago as well as a law degree and a graduate degree in business from The University of Illinois at Urbana-Champaign.

Jean-Francois Gimonet, M.D. has served as our Vice President, European Operations since February 2008. Before joining Abraxis, Dr. Gimonet was a senior executive at Baxter SAS for six years, last serving as Global Medico-Marketing Director. Previously, he was Country Manager France—Deputy Chairman, ASTA Medica Oncology, a worldwide producer of oncology products, prior to its acquisition by Baxter. Dr. Gimonet has held several hospital research positions in oncology. He has a distinguished 10-year academic career at the Université Paris—Val-de-Marne (Paris XII), where he earned his Doctor of Medicine degree.

Lisa Guttman has served as our Vice President, Global Clinical Operations since the separation in November 2007. From January 2000 to October 2007, Ms. Guttman worked for Amgen Inc. in a variety of roles, serving most recently as Director, Development Operations from July 2004 until October 2007. Ms. Guttman started her career with Eli Lilly in 1990 where she worked until December 2000 and held the position of Manager, Clinical Research. Ms. Guttman holds a Honours Bachelor of Science in Molecular Biology from McMaster University and a Master of Business Administration also from McMaster University in Hamilton, Ontario.

Joseph Hogan has served as our Vice President of U.S. Sales and Marketing for Abraxis Oncology since the separation in November 2007. Mr. Hogan previously served as Vice President of U.S. Sales and Marketing for Abraxis Oncology at Old Abraxis from March 2006 to the date of the separation. From February 2005 to March 2006, he served as head of global oncology marketing for Berlex Pharmaceuticals. Mr. Hogan worked for Sanofi-Aventis Pharmaceuticals from January 1997 to February 2005 in various roles, including serving as the Taxotere® marketing director for the U.S. Business Unit where he played a key role in developing brand strategy for the product in breast, lung and prostate cancers. From July 1992 through January 1997, Mr. Hogan served in the sales forces for Pharmacia, Inc. where he was responsible for working with both oncologists and hematologists. Mr. Hogan holds a Bachelor’s degree in Business Administration from St. Bonaventure University.

Jose Iglesias, M.D. has served as our Vice President of Global Clinical Development, Abraxis Oncology since the separation in November 2007. Dr. Iglesias previously served as Vice President of Global Clinical Development, Abraxis Oncology at Old Abraxis from September 2006 to the date of the separation, where has was responsible for the clinical development of Abraxane® and pipeline products in Canada, the Asia-Pacific and Latin American regions. From November 2004 to September 2006, Dr. Iglesias served as Oncology Medical Director at Amgen Canada Inc. where he was responsible for Amgen’s oncology clinical trials programs in Canada. In 1991, Dr. Iglesias joined Glaxo Canada as a Research Scientist, later moving on to become Associate Director of Oncology Research at Adria Laboratories of Canada. In November 1994, Dr. Iglesias joined Eli Lilly Canada as Associate Director of Clinical Research. In June 2002, he was transferred to Sydney, in the role of Oncology Medical Advisor for Eli Lilly’s Australian and Asian Operations, covering the Asia-Pacific region. Dr. Iglesias graduated from Medical School in 1986 and is the author or co-author of more than 30 publications in the area of oncology. Dr. Iglesias has also served for 5 years as peer-reviewer for the Canadian Institutes of Health Research (Medical Research Council of Canada) within the University-Industry Programme.

Robert H. Murdock, Jr. has served as our Vice President of Clinical Operations since the separation in November 2007. Mr. Murdock previously served as Vice President of Clinical Operations at Old Abraxis from

April 2006 to the date of the separation and at ABI since February 2004. Prior to joining ABI, Mr. Murdock served as Director, Clinical Development at Salix Pharmaceuticals from March 2002 to August 2003. His other past work experience includes nine years in pre-clinical drug research with Duke University Medical Center and 17 years with GlaxoSmithKline, where he held various positions including Principal Clinical Program Head in Medical Affairs and Director of Clinical Safety. Mr. Murdock holds his B.A from Wake Forest University and his M.A. from the University of North Carolina, Chapel Hill.

Angela Ogden, M.D. has served as our Vice President of Global Medical Affairs since the separation in November 2007. Dr. Ogden previously served as Vice President of US Medical Affairs at Old Abraxis from January 2007 to the date of the separation. From August 2004 to January 2007, Dr. Ogden served as Executive Director, Global Medical Strategy Leader for Oncology at Johnson and Johnson in the Pharmaceutical Global Strategic Marketing group. From August 2003 to August 2004, Dr. Ogden served as Senior Director, Clinical Science at Bristol-Myers Squibb in the US Oncology Medical Affairs group. Prior to that, Dr. Ogden worked at Pharmacia Corporation, serving as Global Program Director in the Global Medical Affairs group from August 2001 to July 2003 and as Assistant Director in the Research and Development group from September 1999 to August 2001. Dr. Ogden received her B.S. from the University of Louisville, Kentucky at her M.D. from the University of Louisville School of Medicine, Kentucky. Dr. Ogden is a member of the American Society of Clinical Oncology, the American Society of Hematology and the European Hematology Association.

Maggie Massam has served as our Senior Vice President, Global Marketing since April 2008. Ms. Massam joins Abraxis from Prime Medica, where she most recently managed the Account Services function in her role as Director, Client Services, with overall responsibility for a client base including Roche, Novartis, Astra Zeneca and Organon. Previously, she was Vice President, Account Group Supervisor at Cline Davis and Mann with responsibility for Amgen’s oncology and nephrology franchises. She has also held marketing and sales positions at Kabi Vitrum (Pharmacia) Pharmaceuticals, where she managed the launch of the first low molecular weight heparin, Fragmin. Ms. Massam holds an HNC degree in Biomedical Sciences from Paddington College (London) and has completed a fellowship in hematology and blood group serology at North East Surrey University (UK).

Carlo Montagner has served as president of Abraxis Oncology Pan-Asia for Abraxis Australia since February 2008. Previously, Mr. Montagner served as our president since the separation in November 2007 and as president of Abraxis Oncology for Old Abraxis from April 2006 to the date of the separation. Mr. Montagner joined ABI in January 2006 as president of the commercial development division and served in that position until ABI merged into APP in April 2006. From February 2005 to January 2006, he served as executive vice president and head of the global oncology business unit of Schering, A.G., responsible for clinical development and commercial operations. Mr. Montagner served as oncology & cardiovascular business unit head & member, board of management for Sanofi-Aventis Japan from June 2003 to January 2005 and as global business team leader Taxotere®/Taxanes for Aventis from June 2000 to May 2003. From September 1998 to May 2000, he served as commercial director oncology/cardiovascular, Aventis Australia. From April 1991 to August 1998, he served as various sales management and product/marketing management roles for Aventis Pasteur. Mr. Montagner holds a B.S. from La Trobe University in Australia and a M.S. in psychology from the Royal Melbourne Institute of Technology.

Jeff Silverman has served as our Vice President of Operations & New Technology Development since the separation in November 2007. Mr. Silverman previously served as Vice President of Operations & New Technology Development at Old Abraxis from March 2006 to the date of the separation. From June 2005 to March 2006, Mr. Silverman served as Vice President, Manufacturing Operations at CancerVax Corporation. He served as Vice President, San Diego Operations at Cell Genesys, Inc. from August 2003 to March 2005 and as Vice President, Operations at MannKind Corporation from September 2000 to August 2003. From August 1985 to September 2000, Mr. Silverman held various positions at Alpha Therapeutic Corp., including Vice President of Engineering, Vice President of Manufacturing Operations, Director of Technical Operations, Director of Manufacturing and Director of Aseptic Processing. From September 1984 to August 1985, he served as Manager, Bulk Manufacturing at Armour Pharmaceutical. Prior to that, Mr. Silverman served as Manager, Fractionation at

Alpha Therapeutic Corp. from March 1980 to September 1984 and as a Laboratory Technician at City of Hope Research Center from March 1978 to March 1980. Mr. Silverman holds a B.S. in Biochemistry from California State University at Los Angeles and an M.B.A. from Claremont Graduate School. He is a member of the International Society of Pharmaceutical Engineers and a founding member of the Southern California Biomedical Council.

Lyndal Walker has served as our Vice President of Abraxis Oncology Canada and Global Reimbursement since the separation in November 2007. Ms. Walker previously served as Vice President of Abraxis Oncology Canada at Old Abraxis from March 2006 to the date of the separation. Prior to joining Old Abraxis, Ms. Walker worked as a consultant for the healthcare industry, serving as Vice President at Health Connexions Inc. from September 2005 to February 2006 and as Vice President at The Medicine Group, Inc. from August 2003 to September 2005. While at The Medicine Group and Health Connexions, Ms. Walker worked with pharmaceutical companies, including Amgen, GlaxoSmithkline, Roche, AstraZeneca and Sanofi-Aventis, in strategic planning, with a special focus on oncology portfolios. From January 1994 to July 2003, Ms. Walker served as Associate Director of the Oncology Business Unit at Eli Lilly Canada Inc. Ms. Walker holds a degree in science from the University of Windsor. She is also a registered nurse in Canada and Australia.

Committees

The board of directors currently has two standing committees: an audit committee and a compensation committee.

Audit Committee. The audit committee currently consists of Kirk K. Calhoun, David S. Chen and Leonard Shapiro, each of whom is “independent” as defined in the NASDAQ Marketplace Rules. Kirk Calhoun is currently the chairman of the audit committee. The board of directors has determined that Mr. Calhoun meets the SEC’s definition of “audit committee financial expert” based on his prior experience as a partner of a major public accounting firm.

The audit committee reviews our financial reporting process and the integrity of our financial statements, the system of internal controls, the internal and external audit process, and the process for monitoring compliance with laws and regulations. The audit committee also has the responsibility to review, consider and approve related party transactions. The audit committee charter may be viewed at our website at http://www.abraxisbio.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

Compensation Committee. The compensation committee currently consists of David S. Chen and Stephen D. Nimer, each of whom previously served as the compensation committee members of Old Abraxis and is “independent” as defined in the NASDAQ Marketplace Rules. The Compensation Committee’s responsibilities include (i) determining the salary and bonus of corporate officers, including the Chief Executive Officer, and (ii) acting as administrator to our stock incentive plans, and exercising the authority conferred by the board concerning such plans. The compensation committee charter may be viewed at our website at http://www.abraxisbio.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

Meetings and Attendance

During the year ended December 31, 2007, the board of directors met one time. The audit committee held two meetings during the year ended December 31, 2007. The compensation committee held no meetings during the year ended December 31, 2007. In 2007, all directors attended at least 75% of all meetings of the board of directors and the committees on which they served after becoming a member of the board or committee. We and the board expect all directors to attend the annual meetings of stockholders barring unforeseen circumstances or irresolvable conflicts. Since we became a publicly-traded company as a result of the spin-off in November 2007, we did not have an annual meeting of stockholders in 2007.

Controlled Company Status and Director Independence

Under the NASDAQ Marketplace Rules, we are a “Controlled Company” since Dr. Soon-Shiong and entities affiliated with him beneficially own over 80% of the voting power of our securities. As a Controlled Company, we are exempt from certain NASDAQ listing requirements including the requirement (i) to have a majority of independent directors, (ii) to have the compensation of executive officers determined or recommended by a majority of independent directors or a compensation committee comprised solely of independent directors, and (iii) to have director nominees selected or recommended for the board of directors’ selection either by a majority of independent directors or a nominating committee comprised solely of independent directors.

The board of directors has evaluated the relationships between the directors and us and has determined that each of our directors other than Dr. Soon-Shiong is “independent” as defined in the NASDAQ Marketplace Rules.

Executive Sessions of Non-Management Directors

The non-management directors of our board meet in executive session, generally at regularly scheduled meetings of the board of directors or at other times as considered necessary or appropriate. A presiding director is chosen by the non-management directors to preside at each meeting and does not need to be the same director at each meeting.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our common stock. Reporting Persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2007, all Reporting Persons complied with these filing requirements on a timely basis.

Code of Ethics

We have adopted a code of ethics entitled “Abraxis BioScience, Inc. Code of Business Conduct” which applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. In addition, all employees, at a vice president level or above, certify compliance with the Code of Business Conduct on an annual basis. Our Code of Business Conduct was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007. Our Code of Business Conduct may also be viewed at our website at http://www.abraxisbio.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

The Audit Committee has reviewed and approved policies and procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential and anonymous submission by our employees, of concerns regarding questionable accounting or auditing matters. These procedures are described in our Code of Business Conduct under the heading “Reporting Procedures and Other Inquiries.”

Insider Trading Policy

Our insider trading policy prohibits all employees and certain of their family members from purchasing or selling any type of security, whether the issuer of that security is our company or any other company, while aware of material, non-public information relating to the issuer of the security or from providing such material, non-public information to any person who may trade while aware of such information. The insider trading policy also prohibits employees from engaging in short sales with respect to our securities, purchasing or pledging our stock on margin and entering into derivative or similar transactions (i.e., puts, calls, options, forward contracts, collars, swaps or exchange agreements) with respect to our securities. We also have procedures that require trades by executive officers to be pre-cleared by the general counsel.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We compensate our management through a combination of base salary, annual incentive bonuses and long-term equity-based awards which are designed to be competitive with those of comparable companies and to align executive performance with the long-term interests of our stockholders.

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.

Since our company was a part of the operations of Old Abraxis until the separation occurred on November 13, 2007, our compensation philosophy was derived from the policies previously adopted by the compensation committee of Old Abraxis prior to the separation. Our compensation committee is currently reviewing the policies adopted by Old Abraxis and will make adjustments as deemed appropriate.

Our Compensation Committee

Our compensation committee approves all compensation and awards to executive officers, including the CEO, CFO and the other executive officers named in the Summary Compensation Table below, all of whom we refer to as the named executive officers, or NEOs. The compensation committee’s membership is determined by our board of directors and is currently composed of two non-employee directors, both of whom are independent under SEC and Nasdaq rules.

The compensation committee generally meets quarterly to perform its duties and periodically approves and adopts, or makes recommendations to our board regarding, compensation decisions. The CEO, the CFO, the General Counsel, and the head of Human Resources participate in the compensation committee meetings at the discretion of the committee. The compensation committee has the authority to delegate its responsibilities. At times, the compensation committee engages compensation consultants to review our compensation practices and/or to compare the compensation of our executive officers to those of a comparative group.

The compensation committee meets outside the presence of our CEO to consider his compensation. In the past, other executive officers have presented data to the compensation committee regarding the compensation of CEOs of other comparative companies and have made recommendations regarding the compensation of the CEO. When determining the CEO’s base salary and annual cash incentive awards, the compensation committee reviews and assesses the CEO’s annual performance, the performance of the company, his importance to our operations, and the comparative compensation paid to other CEOs in a comparative group. In addition, the compensation committee considered our CEO’s significant ownership in our company in determining his overall compensation. The compensation committee determined that equity awards would not be as an effective incentive for our CEO as compared to our other executive officers due to his large ownership percentage.

Therefore, with respect to our CEO’s compensation, the compensation committee generally places greater emphasis on cash compensation than equity compensation.

For all other executive officers, including our NEOs (other than the CEO), our CEO makes recommendations to the compensation committee with respect to the appropriate base salary, payments to be made under our annual cash incentive program and grants of long-term equity incentive awards. The annual performance of our executive officers is considered by the CEO and the compensation committee when making decisions on setting base salary, targets for and payments under our annual cash incentive plan and grants of long-term equity incentive awards. In determining the individual performance of our executive officers, the compensation committee reviews the overall performance of the company and the business unit in which the executive officer participates, as well as any significant individual contributions. The compensation committee determines annually the specific target cash bonus amounts for each of our executive officers based on a percentage of his or her base salary, with the actual amount paid being based on the overall performance of the company. In addition, if the compensation committee determines in its discretion that the contribution of an individual executive officer is significant to the overall performance of the company or the business unit in which the executive participates, the compensation committee may make additional discretionary cash or equity awards to such executive. When making the compensation decisions for executive officers, including our NEOs, the compensation committee also considers the importance of the position to us, the past salary history of the individual, the competitive landscape for the executive officer’s position and skill set and the contributions to be made by the executive officer to us.

The compensation committee reviewed all components of compensation paid to our executive officers, including base salary, target bonus and long-term equity incentives. Based on this review, the compensation committee determined that the compensation paid to our executive officers is consistent with our compensation philosophy.

Compensation Philosophy

Our total compensation philosophy is to provide a combination of cash and equity awards, fixed versus variable compensation, and employee benefits for our NEOs, senior executives and other employees to:

•	provide competitive levels of compensation to enable us to attract, retain and motivate talented management personnel;

•	reward individuals for their contributions to our achievement of our business objectives; and

•	align the interests of management with the interests of our stockholders in order to maximize stockholder value.

Attracting and retaining talent. To attract and retain executives with the ability and experience necessary to lead us and deliver strong performance to our stockholders, the Old Abraxis compensation committee approved prior to the separation targeting cash compensation and long-term incentive at the 50th percentile of pharmaceutical companies with $1 billion in revenue, including Angiotech Pharmaceuticals, Endo Pharmaceuticals Holdings Inc., Millennium Pharmaceuticals, Inc. and Par Pharmaceutical Companies, Inc. The Old Abraxis compensation committee had chosen the 50th percentile because the committee believed that it would allow Old Abraxis to be competitive in attracting and retaining talented executives. The Old Abraxis compensation committee expected that management would have considered these targets when making hiring and advancement decisions and that the compensation of our existing executives would have been adjusted over time. For each individual officer, we also consider our needs for that officer’s skill set, experience, the contribution that the officer has made or we believe will make, whether the executive officer’s skill set is easily transferable to other potential employers and the competitive landscape for the executive officer’s skill set and position because we believe that we compete with our peer group for executive talent. Following the separation, our management engaged Mercer to review our executive compensation based upon us being a stand alone company (including any peer groups that they may use) and to make recommendations to our compensation committee.

Inspire teamwork and motivate superior performance. We use a combination of business unit goals and individual performance measures to inspire teamwork and motivate exceptional performance. Annual incentive compensation awards are based on the actual achievement of certain corporate and business unit performance goals, including certain business initiatives aimed at improving future earnings, which are determined by the management at the beginning of each year. The goals are set so that the attainment of the targets is not assured and requires significant effort by our executives.

Similarly, long-term awards are based on our overall and individual performance. Together, our annual and long-term incentive compensation programs are designed to:

•	focus executives on measurements that encourage strong financial and operational performance to improve stockholder value;

•	encourage the creation of stockholder value through the achievement of strategic objectives; and

•

emphasize a performance-oriented compensation strategy that balances rewards for short-term and long-term results in which a significant portion of executive compensation is contingent on achieving company performance measures.

Aligning performance with stockholder interests. We seek to align the performance of our NEOs with stockholder interests through the grant of stock options, shares of restricted stock and other equity awards under our stock incentive plan. Because the price of our common stock is subject to external factors, we also tie annual incentive compensation to our financial, operational and individual performance. The stock options and other equity awards granted to our NEOs vest solely based on the passage of time. We believe that time-vested equity awards encourage long-term value creation and executive retention because executives can realize value from such rewards only if they remain employed by us until the awards vest. In addition, we generally use stock options because we believe that options will generate value to the recipient only if our stock price increases during the term of the option.

Elements of Executive Compensation

Our executive compensation program is designed to reflect the philosophy and objectives we have described above. The elements of executive pay are presented in the table below and discussed in more detail in the following paragraphs:

Component	Type of Payment	Purpose
Base Salary	Fixed annual cash payments with each executive eligible for annual increase.	Attract and retain talent.

Annual Performance Incentives	Performance-based annual cash payment.	Focus on company, business unit and individual goals.

Long-term Incentives	Stock option and restricted stock awards.	Align individual and business unit performance with interests of stockholders.

Health and Welfare Benefits	Fixed and available to all employees.	Attract and retain talent. Equitable pay.

We view the base salary, incentive bonus and benefit components of compensation as related and designed to reward executives on an annual basis, while we make determinations regarding long-term incentives with a longer time horizon than we do with the salary, bonus and benefit components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency and other considerations we deem relevant, such as rewarding extraordinary performance or unique accomplishments. We make our salary and annual bonus decisions so that we can remain competitive with our peers.

Except as described below, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation or among different forms of non-cash compensation. While our compensation committee does not make use of any formulaic policies that state any specific percentage mix of base, bonus, benefits and equity as part of total compensation, our compensation committee considers all of these elements when making specific compensation decisions.

Following our separation from Old Abraxis in November 2007, our management engaged Mercer to review our executive compensation based upon us being a stand alone company and to make recommendations to our compensation committee.

Base Salaries. The base salaries of executive officers, including our NEOs, are reviewed annually and may be adjusted by the compensation committee in accordance with certain criteria which include individual performance, the functions performed by the officer, the scope of the officer’s on-going duties, general changes in the compensation peer group in which we compete for executive talent and our general financial performance. The weight given each such factor by the compensation committee may vary from individual to individual.

Following the merger of Old Abraxis with ABI in 2006, the compensation committee of Old Abraxis engaged Towers Perrin as a consultant to review its compensation practices and to compare the relative compensation paid to 25 of its senior management, including our NEOs, with the compensation paid by other pharmaceutical companies with revenues of $500 million and $1 billion. Towers Perrin noted that total cash compensation paid by Old Abraxis to senior management prior to the merger with ABI was between the 25th and 50th percentile of pharmaceutical companies with revenues of $500 million. After considering the effect of the merger on Old Abraxis, its expected growth and compensation philosophy, and based on the recommendation of Towers Perrin, the compensation committee of Old Abraxis recommended that Old Abraxis target its compensation philosophy of targeting base salaries and cash incentive compensation in the 50th percentile of pharmaceutical companies with revenues of $1 billion because we compete for executive talent with this group. Following our separation from Old Abraxis, our management engaged Mercer to review our executive compensation based upon us being a stand alone company and to make recommendations to our compensation committee for cash compensation of executive officers.

The base salaries paid to our NEOs from us and Old Abraxis in 2007 are set forth below in the Summary Compensation Table. For 2007, base salary cash compensation for our NEOs was approximately $2.3 million, with our CEO receiving approximately $0.9 million. We believe that the salaries paid achieved our objectives and were consistent with the compensation philosophy of the compensation committee.

Bonuses. The compensation committee believes that periodic bonus awards can serve to motivate the executive officers to achieve annual performance goals, using more immediate measures for performance than those reflected in the appreciation in value of stock options.

In 2006, the compensation committee of Old Abraxis approved a corporate bonus plan (the “2006 Bonus Plan”) to reward our employees and executives for assisting us to achieve our goals of increasing stockholder value and continued growth of the company’s operations. Under the 2006 Bonus Plan, the target performance goals were based on meeting certain corporate performance objectives, individual contributions and business unit successes. The goals were set so that the attainment of the targets was not assured and required significant effort by our executives. Cash incentive payments under the 2006 Bonus Plan required satisfaction of a minimum of 70% of the corporate performance goals and could have increased until a maximum of 130% of the corporate performance objectives were obtained. The corporate performance factor was then multiplied by the percentage of the individual employee’s bonus target that has been achieved to determine that employee’s cash incentive payment. The ratio of the individual and business unit components for an individual employee’s bonus target was based on the employee’s position with the company. The bonus targets of our NEOs were determined by the Old Abraxis compensation committee in its discretion after taking into consideration these factors. In addition, the Old Abraxis compensation committee retained the discretion to change the outcome of the annual cash incentive calculation. We currently do not have a formal policy that would adjust or recover any bonus amounts previously paid to our executive officers if the corporate performance objectives upon which these payments are based are subsequently restated or otherwise adjusted in a manner that would have reduced the size of the bonus amount.

Due to the undetermined timing of the anticipated separation of our business from Old Abraxis during the course of 2007, the Old Abraxis compensation committee did not establish a similar corporate bonus plan for 2007. As a result, our compensation committee considered several factors in determining the bonuses for our NEOs for 2007 at its April 2008 meeting, including their individual efforts in connection with the separation, the increase in stockholder value as a result of the separation, and other corporate efforts such as the completion of several acquisitions during 2007. After weighing our overall corporate performance and the individual contributions of our NEOs, our compensation committee approved cash bonus awards to our NEOs equal to 100% of their respective target bonuses. The 2007 target bonuses for each of our NEOs were previously set by the Old Abraxis compensation committee after considering the targets for the prior year and reviewing the recommendations prepared by Towers Perrin in 2006. The Old Abraxis compensation committee set Dr. Soon-Shiong’s 2007 target bonus at 85% of his base salary. The 2007 target bonuses for both Ms. Gopala and Mr. Montagner were set by the Old Abraxis compensation committee at 50% of their base salaries and Mr. Wendel’s bonus target was set at 40% of his base salary. After considering Mr. Wendel’s increased responsibility to our company following the separation and the recommendation by our CEO, our compensation committee adjusted Mr. Wendel’s 2007 bonus target to 50% of his base salary to be consistent with the other senior executives reporting to the CEO and set his bonus target for 2008 at 50%. In addition, the 2007 cash bonus award to our CEO that was approved by our compensation committee was calculated at a bonus target of 100% his base salary. The compensation committee made this decision after considering that the CEO would not receive any equity awards in 2008 due to his significant ownership percentage in our company. As long as our CEO and CFO also serve in that capacity for New APP, one-half of any bonuses earned by our CEO and CFO after the separation will be reimbursed by New APP.

Long-Term Incentives. The compensation committee believes that stock ownership by management is beneficial in aligning management and stockholder interests, thereby enhancing stockholder value. Stock options and other equity awards may be granted to management including the executive officers and other employees under our stock incentive plan, which is currently administered by the board of directors through the compensation committee. The compensation committee advises the board of directors with respect to, and approves all option grants and other equity awards made to, our executive officers. Because of the direct relationship between the value of an equity award and the stock price, the compensation committee believes that stock options and other equity awards motivate the executive officers to manage our business in a manner that is consistent with stockholder interests. Stock option grants and other equity awards are intended to focus the attention of the recipient on our long-term performance which we believe results in improved stockholder value, and to retain the services of the executive officers in a competitive job market by providing significant long-term earnings potential. To this end, stock options and other equity awards generally vest and become fully exercisable over a four-year period. However, under our stock incentive plan, options and other equity awards may be granted with differing vesting periods. The principal factors considered in granting stock options and other equity awards to our executive officers are prior performance, level of responsibility, other compensation and the officer’s ability to influence our long-term growth and profitability. However, our stock incentive plan does not provide any quantitative method for weighting these factors, and the compensation committee’s decisions with respect to equity awards are primarily based upon subjective evaluations of the past as well as future anticipated performance.

Due to the undetermined timing of the anticipated separation of our business from Old Abraxis during the course of 2007, the Old Abraxis compensation committee did not award any stock options or other equity awards stock to our NEOs in 2007.

Health and Welfare Benefits. We have adopted certain general employee benefit plans in which the executive officers are permitted to participate on parity with other employees. We also provide a 401(k) deferred compensation plan, pursuant to which we currently make contributions of 3% of employees’ compensation. We believe that the benefit from these plans assist us to attract and retain talented executives.

Other Executive Benefits and Perquisites

We also provide certain benefits and perquisites to executive officers. These benefits and perquisites provide flexibility to the executives and increase travel efficiencies, allowing more productive use of executive time, in return allowing greater focus on our business activities. In addition, to maximize the time that our CEO spends on our business, and for safety and security reasons, we require our CEO to use our aircraft for both business and personal travel. More detail on these benefits and perquisites may be found in the narrative following the Summary Compensation Table below.

Post-Termination Compensation

Certain executive officers have agreements that provide for payments upon certain terminations of their employments under certain circumstances. We believe that these provisions helped us to attract and retain these persons for their positions. Our severance provisions for the NEOs are summarized in “Agreements with our NEOs” and “Payments Upon Termination” below.

Impact of Regulatory Requirements on Compensation

Deductibility of Compensation. Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly-held corporation of compensation in excess of $1 million paid to the CEO or any other of its four most highly compensated executive officers, unless that compensation is “performance-based compensation” as defined by the Internal Revenue Code. The compensation committee considers deductibility under Section 162(m) with respect to other compensation arrangements with executive officers. However, the compensation committee and the board believe that it is in our best interest that the compensation committee retain its flexibility and discretion to make compensation awards, whether or not deductible, in order to foster achievement of performance goals established by the compensation committee as well as other corporate goals that the compensation committee deems important to our success, such as encouraging employee retention and rewarding achievement.

Accounting for Stock-Based Compensation. Beginning in the first quarter of 2006, we began accounting for stock-based payments in accordance with the requirements of FAS 123R using the modified retrospective approach. Under this approach, the fair value of stock-based employee compensation was recorded as an expense in the current year.

Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. We believe we are in compliance with the statutory provisions which were effective January 1, 2005.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and our 2007 Annual Stockholders’ Meeting Proxy Statement. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report and irrespective of any general incorporation language in such filing.

Compensation Committee of the Board of Directors

/S/ STEPHEN D. NIMER

/S/ DAVID S. CHEN

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our board of directors or compensation committee and any member of the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our CEO, our CFO and our other executive officers for 2007 and 2006. The information in this table includes compensation earned by our named executive officers for services to Old Abraxis prior to the date of the separation and for amounts to be reimbursed by New APP following the separation. Pursuant to an agreement with New APP, our CEO and CFO may serve as an officer of both companies and receive compensation from either or both companies (see “Item 13. Certain Relationship, Related Transactions and Director Independence—Dual Officer Agreement” for further discussion.) Our CEO and CFO served as CEO and CFO of both companies before and after the separation; as such, the amounts reported for them in the table below is identical to the compensation amount reported by New APP for 2007.

Name and Principal Position	Year	Salary (1)($)	Bonus (2)($)	Stock Awards (3)($)	Option Awards (4)($)	Non-Equity Incentive Plan Compensation (5)($)	All Other Compensation (6)($)	Total ($)
Patrick Soon-Shiong Chairman of the Board and Chief Executive Officer	2007 2006	916,250 692,885	— 100,000	1,147 41,283	316,547 306,605	945,000 830,000	1,277,953 769,828	3,456,897 2,740,601
Lisa Gopala Executive Vice President and Chief Financial Officer	2007 2006	437,500 169,231	200,000 225,000	— —	93,861 39,397	225,000 100,000	49,310 14,500	1,005,671 548,128
Bruce Wendel Executive Vice President of Corporate Operations and Development	2007 2006	312,308 309,246	— —	— —	177,208 144,316	170,000 150,000	35,708 302,879	695,224 906,441
Carlo Montagner (7) Former President of Abraxis Oncology Division	2007 2006	675,000 623,077	— 275,000	— —	150,184 93,415	337,500 337,500	49,625 74,281	1,212,309 1,403,773

(1)	Includes salary paid by Old Abraxis prior to the date of separation. In 2007, Old Abraxis paid $843,558, $402,885, $286,282 and $618,750 to Dr. Soon-Shiong, Ms. Gopala, Mr. Wendel and Mr. Montagner, respectively. American BioScience paid $155,769 to Mr. Montagner in 2006 prior its merger with Old Abraxis in April 2006.

(2)	The annual cash incentive award that is paid to the executive officers is reflected under the Non-Equity Incentive Plan Compensation column. The bonus amount paid to Ms. Gopala in 2007 represents an additional bonus paid to Ms. Gopala in July 2007 in connection with her efforts with financial matters related to various proposed transactions. The bonus amount paid to Ms. Gopala in 2006 represents a signing bonus of $100,000 and a discretionary bonus of $125,000 for her efforts in integrating the financial systems of American Pharmaceutical Partners and American BioScience post-merger. The bonus paid to Mr. Montagner in 2006 represents a signing bonus that was paid by American BioScience prior to the closing of its merger with and into American Pharmaceutical Partners to form Old Abraxis.

(3)

The amount shown in this column reflects the compensation expense for outstanding restricted stock awards held by the NEOs recognized by us in 2006 and 2007 in accordance with SFAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. There were no forfeitures by the NEOs in 2006 or 2007. The restricted stock awards for which this expense is shown in the Summary Compensation Table (“SCT”) also includes awards granted in 2003 for which we recognized expense in each of 2006 and 2007. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 10 to the Notes to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(4)	The amount shown in this column reflects the compensation expense for outstanding options held by the NEOs recognized by us in each of 2006 and 2007 in accordance with SFAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The stock option awards for which this expense is shown in the SCT also includes awards granted in 2002, 2003, 2004 and 2005 for which we continued to recognize expense in each of 2006 and 2007. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 10 to the Notes to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	The amount shown in this column represents the annual cash incentive award earned under the Management Incentive Compensation Program. See “Compensation Discussion and Analysis—Elements of Executive Compensation—Bonuses” above.

(6)	The table below provides the aggregate incremental cost of the components of the Other Annual Compensation provided by or paid for by us (or Old Abraxis prior to the separation) for the personal benefit of the NEOs to the extent that such NEO received Other Annual Compensation in excess of $10,000 in each of 2006 and 2007.

	Other Annual Compensation ($)
	Dr. Soon-Shiong		Mr. Wendel		Mr. Montagner		Lisa Gopala
	2007	2006	2007	2006	2007	2006	2007	2006
Personal Use of Aircraft (a)	205,782	34,739	—	—	—	—	—	—
Security (b)	1,063,363	727,199	—	—	—	—	—	—
Company Provided Housing (c)	—	—	—	—	42,437	65,000	41,800	14,500
Relocation Expenses (d)	—	—	28,243	295,072	—	9,281	—	—
Other	8,808	7,890	7,465	7,807	7,188	—	7,510	—

Total:	1,277,953	769,828	35,708	302,879	49,625	74,281	49,310	14,500

(a)	For security and management efficiency reasons, certain of our executive officers travel on our private aircraft primarily for business-related matters. The methodology that we use to calculate our incremental direct operating cost for an officer’s personal use of the aircraft is based on the cost of fuel, trip-related airport fees, and pilot meals and lodging. Since the aircraft is primarily used for business travel, the methodology excludes the fixed costs which do not change based on the usage of the aircraft (such as pilot salaries) and non-trip related hanger and maintenance expenses.

(b)	For security-related reasons, we provide Dr. Soon-Shiong with the use of cars, security drivers, security systems for his residences, and personal and family security services.

(c)	Mr. Montagner was provided the use of a house that is owned by us. Ms. Gopala was provided the use of a house, which was used only for business purposes, in Illinois that was rented by New APP. The amount reflected represented the value of the housing provided by us or the sum of the rental payments.

(d)	We provided for relocation expenses that were incurred by Mr. Wendel and Mr. Montagner, as well as cost of living adjustments.

(7)	Mr. Montagner served as our President until February 2008, after which time he transferred his employment to our Australian subsidiary to serve in a new role as President of Oncology, Par-Asia.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information regarding the grants of annual cash incentive compensation, stock options and restricted stock to our NEOs made in 2007.

Name	Grant Date	Estimate Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Patrick Soon-Shiong	—	562,275	803,250	1,044,225	—	—	—	—
Lisa Gopalakrishnan	—	157,500	225,000	292,500	—	—	—	—
Bruce Wendel	—	119,000	170,000	221,000	—	—	—	—
Carlo Montagner	—	236,250	337,500	438,750	—	—	—	—

(1)	These columns show the range of awards under our 2007 Corporate Bonus Program, which is described in the section “Bonuses” in the Compensation Discussion and Analysis. The “threshold” column represents the minimum payout for the performance metrics under the Management Cash Incentive Program assuming that the minimum level of performance is attained. The “target” column represents the amount payable if the performance metrics are reached. The “maximum” column represents the maximum payout for the performance metrics under the 2007 Corporate Bonus Program assuming that the maximum level of performance is attained.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth the outstanding equity awards of our NEOs at the end of 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Patrick Soon-Shiong	79,556				6.29	3/15/10
	85,920				9.43	3/8/11
	2,085	696	(1)		70.12	11/18/14
	4,278	1,426	(1)		77.13	11/18/09
	8,486	7,568	(2)		108.96	2/16/15
		917	(3)		119.85	2/16/10

Lisa Gopalakrishnan	3,711	11,139	(4)		47.30	8/1/16

Bruce Wendel	7,955	2,652	(6)		65.73	8/9/14
	1,060	3,181	(5)		72.02	4/17/16
	530	1,591	(5)		70.63	5/21/06

Carlo Montagner	5,303	15,911	(7)		70.63	5/19/16

All of the above option numbers and exercise prices were adjusted in connection with the separation pursuant to the employee matters agreement using a conversion ratio of 0.4243 intended to preserve the intrinsic value of the pre-separation equity.

(1)	Stock options which vests in four equal annual installments beginning on 11/18/05.

(2)	Stock options which vests in four equal annual installments beginning on 2/16/06.

(3)	Stock option that vests on 2/16/09.

(4)	Stock options which vests in four equal annual installments beginning on 8/1/07.

(5)	Stock option which vests in four equal annual installments beginning on 5/21/07.

(6)	Stock option which vests in four equal annual installments beginning on 8/9/06.

(7)	Stock option which vests in four equal annual installments beginning on 8/9/06.

OPTION EXERCISES AND STOCK VESTED

The following table reflects the aggregate value realized by the NEOs for option exercises and for restricted stock that vested in 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting
Patrick Soon-Shiong			1,875	(1)	$49,169

(1)	Restricted stock award vested on 2/25/07. Represents number of shares of Old Abraxis received upon vesting. In connection with the separation, Dr. Soon-Shiong received 1,875 shares of New APP and 468 shares of our company for the acquired 1,875 shares.

AGREEMENTS WITH OUR NEOs

The following is a description of selected terms of the agreements that we have entered into with our NEOs, as such terms relate to the compensation reported and described in the “Compensation Discussion and Analysis” section above.

Employment Agreement with Carlo Montagner

Under the terms of our prior agreement with Mr. Montagner, he received an annual base salary of $675,000. Mr. Montagner’s bonus target was 50% of his base salary for 2006. In addition, consistent with the terms of the agreement, Mr. Montagner received an option to purchase 50,000 shares of Old Abraxis common stock on April 26, 2006 with an exercise price of $29.97, which was converted in connection with the separation into an option to purchase 21,214 shares of our common stock with an exercise price of $70.63. This option vests in four equal annual installments with the first installment vesting on the first anniversary of the grant date. Mr. Montagner was also entitled to reimbursement of relocation expenses.

Effective February 6, 2008, Mr. Montagner relocated to Australia as part of our establishment of a senior global leadership team to build a worldwide platform for growth. In connection with his relocation, Mr. Montagner agreed to transfer his employment to our Australian subsidiary, Abraxis BioScience Australia Pty Ltd (“Abraxis Australia”), where Mr. Montagner serves in a new role as President of Oncology, Pan-Asia for Abraxis Australia under a new employment agreement that supersedes his prior employment agreement with us and provides for salary at an annual rate of US$450,000.

Employment Agreement with Lisa Gopalakrishnan (Gopala)

Under the terms of the agreement with Ms. Gopala, she receives an annual base salary of $400,000, subject to annual review by our board of directors and compensation committee, and will be eligible to participate in our bonus plan designed for other executive officers. Pursuant to the terms of Ms. Gopala’s agreement, her bonus target was 50% of her base salary. In addition, Ms. Gopala received an option to purchase 35,000 shares of Old Abraxis common stock on August 1, 2006 with an exercise price of $20.07, which was converted in connection with the separation into an option to purchase 14,850 shares of our common stock with an exercise price of $47.30. This option vests in four equal annual installments with the first installment vesting on the first anniversary of the grant date. Ms. Gopala also received a signing bonus payment of $100,000 in 2006.

PAYMENTS UPON TERMINATION

This section describes the payments and benefits that certain of our named executive officers would have been entitled to had their employment been terminated under the circumstances described below on December 31, 2007. In this section, the value associated with the acceleration of equity compensation is based on the closing market price of a share of our common stock as of December 31, 2007 minus the exercise price. On December 31, 2007, the closing market price of our common stock was $68.77. The amounts also include those amounts that the executive earned through that time and estimated amounts that would be paid out upon termination. The actual payments to the executive can only be determined at the actual time of termination.

Lisa Gopala

If Ms. Gopala employment is terminated by us without cause, by her for good reason, or she is terminated within 12 months following a change of control, she would be entitled to receive (in addition to her salary up to the termination date and post-termination benefits under company benefit plans) continuation of salary based on her then-current base salary and a bonus amount (calculated based on prior bonuses paid) for an eighteen month period after such termination. In addition, the vesting of the stock options that Ms. Gopala received in connection with her employment agreement would accelerate for an additional eighteen months following the termination date.

For purposes of this agreement, the term “cause” includes:

•	a material breach of the agreement;

•	the failure of the executive to substantially perform her duties which continues for 20 days following notice;

•	the commission of a crime involving dishonesty or moral turpitude, gross negligence or willful misconduct in the performance of duties; or

•	she engages in conduct that is materially injurious to the company.

The term “good reason” includes the occurrence any of the following without her express consent:

•	a material adverse change to her overall status and responsibility in our company;

•	she is required to be based at any place outside of fifty (50) miles from our current principal office;

•	a reduction in her base salary or benefits; or

•	any failure by the successor to the company to assume and agree to perform the company’s obligations hereunder.

The term “change of control” includes a transaction in which either our stockholders immediately prior to such transaction ceases to hold more than fifty percent (50%) of our voting capital stock or we sell substantially all of our assets to a third party.

Our obligations to make the continuing payments and the acceleration of the vesting of her options are conditioned upon Ms. Gopala agreeing not to compete with our business for a period of eighteen months following the termination date and agreeing not to solicit our employees to be employed by any competitor during that period. If Ms. Gopala fails to perform these covenants, then we are entitled to cease making the continuation payments in addition to other rights that we may have.

If Ms. Gopala had been terminated by us without cause, by her for good reason, or if a change of control had occurred and she had been terminated as of December 31, 2007, she would have been entitled to an amount of payments totaling $1,139,154. This amount is comprised of $675,000 representing payments of her base salary for the eighteen months following the termination date, $225,000 as the bonus amount, plus $239,154 representing the excess of the fair market value of the options that would have vested as result of the termination over the option exercise price.

Carlo Montagner

Under the terms of the old agreement that has since been terminated, if Mr. Montagner’s employment had been terminated by us without cause as of December 31, 2007, he would have been entitled to receive (in addition to his salary up to the termination date and post-termination benefits under company benefit plans) continuation of salary based on his then-current base salary and a bonus calculated based on prior bonuses paid for a twenty-four month period after such termination. In addition, the vesting of the stock option that Mr. Montagner received in connection with his employment agreement would have accelerated for an additional twenty-four months following the termination date.

For purposes of this old agreement, the term “cause” includes:

•	a material breach of the agreement;

•	the failure of the executive to substantially perform his duties which continues for 20 days following notice;

•	the commission of a crime involving dishonesty or moral turpitude, gross negligence or willful misconduct in the performance of duties; or

•	he engages in conduct that is materially injurious to the company.

Our obligations to make the continuing payments and the acceleration of vesting of his options would have been conditioned upon Mr. Montagner agreeing not to compete with our business for a period of two years following the termination date and agreeing not to solicit our employees to be employed by any competitor during that period. If Mr. Montagner fails to perform these covenants, then we would have been entitled to cease making the continuation payments in addition to other rights that we may have had.

Effective February 6, 2008, Mr. Montagner entered into a new employment agreement with Abraxis Australia that supersedes his prior employment agreement with us. Under the terms of his new employment agreement, if Mr. Montagner’s employment is terminated without cause, he would be entitled to receive continuation of salary based on his then-current base salary through the end of the term of the agreement. In addition, the vesting of any stock options that Mr. Montagner holds would accelerate through the end of the term of the agreement. If Mr. Montagner accepts the continuing payments and the acceleration of vesting of his options, he will agree not to compete with the company’s business, subject to limited specified exceptions, for a period of three years following the termination date and agree not to solicit employees to be employed by any competitor during that period.

If Mr. Montagner had been terminated by us without cause as of December 31, 2007, he would have been entitled to an amount of payments totaling $1,687,500 under the old agreement. This amount would have been comprised of $1,350,000 representing payments of his base salary for two years following the termination date and an estimated amount of $337,500 as the bonus amount. If Mr. Montagner had been terminated as of December 31, 2007 under the terms of his new employment agreement, he would have been entitled to receive payments totaling $712,500, consisting of his base salary through July 31, 2009. The exercise price of the accelerated options exceeded the closing price as of December 31, 2007, and therefore no value was attributed to those options.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no additional compensation for their services as directors. Our non-employee directors receive cash compensation as follows: (i) an annual retainer of $20,000; (ii) $2,500 for each board meeting attended in person and $500 for each board meeting attended telephonically; (iii) an annual retainer for the Audit Committee Chair of $5,000; (iv) $2,000 for attendance at each audit committee meeting in person and $500 for each audit committee meeting attended telephonically; and (v) $1,000 for attendance at each compensation committee meeting in person and $500 for each compensation committee meeting attended telephonically. Non-employee directors are also reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings. In addition, non-employee directors are eligible to receive options and other equity awards directly under our 2007 non-employee director stock option program established under our 2007 Stock Incentive Plan. Non-employee directors are eligible to be granted an initial option to purchase 7,500 shares of common stock upon their initial appointment to the board of directors with subsequent annual option grants to purchase 10,000 shares of common stock, in both instances at an exercise price per share equal to the fair market value of the common stock at the date of grant. Directors who are also our employees are eligible to receive options and shares of common stock directly under our 2007 Stock Incentive Plan.

The following table sets forth specified information regarding the compensation for 2007 of our directors who are not employees, including amounts earned through Old Abraxis prior to the date of the separation:

Name	Fees Earned ($)(1)	Option Awards ($)(2)	Total ($)
Kirk Calhoun	61,500	86,982	148,482
David Chen	46,000	86,982	138,982
Stephen Nimer	36,000	86,982	122,982
Leonard Shapiro	52,500	86,982	139,482

(1)	The amount shown includes compensation earned by our non-employee directors for services to Old Abraxis prior to the date of the separation.

(2)	The amount shown in this column reflects the compensation expense for outstanding options held by the directors recognized by us in 2007 in accordance with FAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. There were no forfeitures by the directors in 2006. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 10 to the Notes to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The stock option detail for each director is shown in the following table along with the total grant date fair value of the awards computed in accordance with FAS 123R.

Director	Grant Date	Options Granted (#)	Option Price ($/Sh) (1)	Grant Date Fair Value of Option Awards ($)	Total Options Outstanding (#)
Mr. Calhoun	11/28/2007	10,000	55.44	264,219	26,439
Dr. Chen	11/28/2007	10,000	55.44	264,219	23,575
Dr. Nimer	11/28/2007	10,000	55.44	264,219	33,121
Mr. Shapiro	11/28/2007	10,000	55.44	264,219	26,439

(1)	Exercise price was determined by calculating the average of the closing trading prices of our common stock over the ten trading days immediately following the closing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2008, for (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each of the directors, (iii) each of the named executive officers appearing in the Summary Compensation Table above, and (iv) all of the directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned (1)	Percent of Class (%)
5% Stockholders
Steven Hassen, Trustee (2) Themba 2005 Trust I 10182 Culver Boulevard Culver City, CA 90232	9,850,276	24.62%
Steven Hassen, Trustee (3) Themba 2005 Trust II 10182 Culver Boulevard Culver City, CA 90232	8,975,276	22.43%
California Capital Limited Partnership (4) 10182 Culver Boulevard Culver City, CA 90232	9,203,594	23.00%

Directors and Named Executive Officers (5)
Patrick Soon-Shiong, M.D. (6) (7)(8)	33,213,034	83.00%
Lisa Gopala (9)	3,711	*
Bruce Wendel (10)	31,060	*
Carlo Montagner (11)	5,303	*
David S. Chen, Ph.D. (12)	62,325	*
Stephen D. Nimer, M.D. (13)	30,621	*
Leonard Shapiro (14)	40,939	*
Kirk K. Calhoun (15)	16,439	*
All named executive officers and directors as a group (eight persons) (16)	33,403,432	83.48%

*	Represents beneficial ownership of less than 1% of issued and outstanding common stock on March 31, 2008.

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentage of shares beneficially owned is based on 40,014,706 shares of common stock outstanding as of March 31, 2008. To our knowledge, except as indicated in the footnotes to this table, and subject to applicable community property laws, such persons have sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.

(2)	Themba 2005 Trust I has shared voting power of 9,850,276 shares and has shared dispositive power and is deemed to be the beneficial owner of 9,850,276 shares.

(3)	Themba 2005 Trust II has shared voting power of 8,975,276 shares and has shared dispositive power and is deemed to be the beneficial owner of 8,975,276 shares.

(4)	California Capital Limited Partnership has shared voting power of 9,203,594 shares and has shared dispositive power and is deemed to be the beneficial owner of 9,203,594 shares.

(5)	Except as otherwise indicated, the address of each of the executive officers and directors is c/o Abraxis BioScience, Inc., 11755 Wilshire Blvd., 20th Floor, Los Angeles, CA 90025.

(6)	Includes 32,998,979 comprised of 18,825,552 shares of common stock held by Themba 2005 Trust I and Themba 2005 Trust II, of which Dr. Soon-Shiong is a protector; 3,304,526 shares of common stock held by certain grantor annuity trusts of which Dr. Soon-Shiong is the trustee and certain family members of Dr. Soon-Shiong are beneficiaries; 9,203,594 shares of common stock held by California Capital Limited Partnership, of which an entity controlled by Dr. Soon-Shiong is the general partner; 790,308 shares of common stock held by RSU Plan LLC, of which Dr. Soon-Shiong is a member; and 874,999 shares held by Themba Credit LLC, of which Dr. Soon-Shiong is the manager. Dr. Soon-Shiong disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities.

(7)	Includes 184,569 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(8)	The 874,999 shares held by Themba Credit LLC have been pledged.

(9)	Represents 3,711 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(10)	Includes 9,545 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(11)	Represents 5,303 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008. Also, includes 214 shares of common stock held by family members.

(12)	Includes 13,575 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(13)	Includes 23,121 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(14)	Includes 16,439 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(15)	Represents 16,439 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

(16)	See footnotes (7) through (15). Includes 272,702 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

We maintain the 2007 Stock Incentive Plan (the “2007 Plan”) that provides for the issuance of our common stock to officers, directors, other employees or consultants.

The following table provides information about the 2007 Plan as of December 31, 2007.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	898,126	(1)	$55.95	5,101,874
Equity Compensation Plans Not Approved by Security Holders	—		—	—

Total	898,126		$55.95	5,101,874

(1)	Does not include 367,100 shares of our common stock issuable under the American Bioscience, Inc. Restricted Stock Plan II (“RSU Plan”) that we were assumed in connection with the spin-off. Old Abraxis previously assumed the obligations under the RSU Plan in connection with its merger with American BioScience in April 2006. Under the terms of RSU Plan, in general one-half of the units granted thereunder generally vested on April 18, 2008 and the remaining one-half of the units generally will vest on April 18, 2010. On each vesting date, the value of the restricted stock unit award converted or will convert into the right to receive a number of shares of our common stock equal to the notional price that vests on such date divided by the average trading price of our common stock over the three trading days ending two days prior to vesting; except that if the average trading price of our common stock for such period is less than $66.63, then the notional price that vests on such date is divided by $66.63. We may elect to pay to the holder the cash value of our common stock that vests on each vesting date in lieu of delivery of our common stock. The three day trading average of our common stock prior to April 18, 2008 was $60.13; therefore the notional price to determine the amount vested was $66.63. We elected to pay these awards in cash as of such vesting date. In accordance with our agreement with RSU Plan LLC, an entity controlled by our chief executive officer, RSU Plan LLC delivered to us 224,624 shares of our common stock for cancellation in order to satisfy our obligations with respect to the vesting that occurred on April 18, 2008.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of certain transactions and relationships entered into or existing during the fiscal year ended December 31, 2007 between us and certain affiliated parties. Our audit committee has the authority to review and to approve all related party transactions. It is our practice to have all related party transactions approved by either our audit committee or an independent committee of the board.

Agreements related to Separation

In connection with the separation, we entered into a number of agreements that governs the relationship between New APP and us for a period of time after the separation. The agreements were entered into while we were still a wholly owned subsidiary of Old Abraxis. These agreements include:

•	Tax allocation agreement;

•	Dual officer agreement;

•	Employee matters agreement;

•	Transition services agreement;

•	Manufacturing agreement; and

•	Various real estate leases.

Our Chief Executive Officer and Chairman of our board of directors, Patrick Soon-Shiong, M.D., is also the chief executive officer and chairman of the board of directors of New APP. Our Chief Financial Officer, Lisa Gopala, is also the chief financial officer of New APP. Dr. Soon-Shiong also owns approximately 80% of the outstanding capital stock of New APP.

Each of these agreements related to the separation was approved by the unanimous consent of our board of directors. In addition, each of our directors was a member of the Old Abraxis board of directors at the time these agreements were approved by the board of directors of Old Abraxis.

Tax Allocation Agreement

The tax allocation agreement allocates the liability for taxes. Under the tax allocation agreement, New APP is responsible for and has agreed to indemnify us against all tax liabilities to the extent they relate to New APP’s hospital-based business, and we are responsible for and have agreed to indemnify New APP against all tax liabilities to the extent they relate to our proprietary products business. The tax allocation agreement also provide the extent to which, and the circumstances under which, the parties would be liable if the distribution were not to constitute a tax-free distribution under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code. In general, we are required to indemnify New APP for any taxes resulting from a failure of the distribution to so qualify, unless such failures results solely from New APP’s specified acts.

Dual Officer Agreement

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

Employee Matters Agreement

We entered into an employee matters agreement with New APP, providing our respective obligations to employees and former employees who are or were associated with our respective businesses, and for other employment and employee benefit matters. Under the terms of the employee matters agreement, New APP generally assumed all liabilities and obligations related to employee benefits for current and former employees who are or were associated with the hospital-based business, and we generally assumed all liabilities and obligations related to employee benefits for current and former employees who are or were associated with the proprietary products business. Under the employee matters agreement, the parties have agreed to reimburse one another for all indemnifiable losses that each may incur on behalf of the other as a result of any of the benefit plans or any of the termination or severance obligations.

Transition Services Agreement

Pursuant to the transition services agreement we and New APP will continue to provide to one another various services on an interim, transitional basis, for periods up to 24 months depending on the particular service. Services that we provide to New APP include legal services (e.g., assistance with SEC filings, labor and employment matters, and litigation support), financial services and corporate development. Services that New APP provide to us include information technology support, tax services, legal services, accounts payable services, internal audit services, accounts receivable services, general accounting related assistance, corporate insurance and franchise tax services, human resources, customer operations, sales and marketing support, corporate purchasing and facility services and regulatory support (including assistance with state and federal license renewals). Payments made under the transition services agreement are based on the providing party’s actual costs of providing a particular service. This agreement will terminate after a period of 24 months, but generally may be terminated earlier by either party as to specific services on certain conditions. For the year ended December 31, 2007, we incurred net transition service income of $0.1 million with New APP. As of December 31, 2007, we had net payable related to transition services of $0.1 million with New APP.

Manufacturing Agreement

We entered into a manufacturing agreement with New APP, through its wholly-owned subsidiary, New APP LLC, for the manufacture of Abraxane® and certain of our pipeline products by New APP LLC for us at the Melrose Park and Grand Island manufacturing facilities. Under the terms of the manufacturing agreement, we will perform certain manufacturing activities with respect to Abraxane® or other pipeline products, principally related to the formulation and compounding of the active pharmaceutical ingredients in such products, and New APP LLC will undertake the remainder of the manufacturing processes. As part of the manufacturing services, New APP LLC will also provide us with training related to proper manufacturing practices and other related training, assistance with quality assurance and control and information technology support related to manufacturing operations. With regard to the Melrose Park and Grand Island facilities, New APP LLC is responsible for obtaining and maintaining necessary approvals to manufacture Abraxane® or other pipeline products in compliance with the regulatory requirements applicable as to the jurisdictions in which such products are sold, subject to the right to receive reimbursement from us for the costs of such approvals in certain circumstances. We are responsible for obtaining and maintaining the remainder of the regulatory approvals required to sell and distribute Abraxane® both in the United States and in other jurisdictions and we are responsible for the final release of the product for sale at the completion of the manufacturing process.

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

In addition, the manufacturing agreement contains the following indemnification provisions. We will indemnify New APP LLC, its affiliates and its officers, directors and employees and agents (which are referred to as the “APP indemnified parties”) from any damages incurred by or assessed against them resulting from a third-party claim caused by or alleged to be caused by (i) our failure to perform our obligations under the manufacturing agreement (ii) any product liability claim arising from the negligence, fraud or intentional misconduct of our or any of our affiliates or any product liability claim arising from our manufacturing obligations (or any failure or deficiency in our manufacturing obligations) under the manufacturing agreement; (iii) any claim that the manufacture, use or sale of Abraxane® or our pipeline products infringes a patent or any other proprietary right of a third party; or (iv) any recall, product liability claim or other third-party claim not arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, the New APP indemnified parties by reason of the $100 million limitation of liability described below. We will also indemnify the New APP indemnified parties for liabilities that they become subject to as a result of their activities under the manufacturing agreement and for which they are not responsible under the terms of the manufacturing agreement. New APP LLC will indemnify us, and our affiliates, and their respective officers, directors, employees and agents from any damages incurred or assessed against them resulting from a third-party claim caused by or alleged to be caused by (i) New APP LLC’s gross negligence, bad faith, intentional misconduct or intentional failure to perform its obligations under the manufacturing agreement; and (ii) any product liability claim arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, New APP LLC or its affiliates. The New APP indemnified parties will not have any liability for monetary damages to our affiliates or third parties in connection with the manufacturing agreement for damages in excess of $100 million in the aggregate, except to the extent that the damages are the result of (i) one of New APP LLC’s or our executive officers in bad faith affirmatively instructing their employees to intentionally breach New APP LLC’s obligation to manufacture Abraxane® or pipeline products under the manufacturing agreement or (ii) any intentional failure by New APP LLC, in bad faith, to cure any material breach of its obligation to manufacture Abraxane® or pipeline products under the manufacturing agreement following notice of this breach.

For the period ended December 31, 2007, we incurred $0.3 million of facility management fees and had not incurred fees for earned margins relating to the manufacture of Abraxane® by New APP for us.

Real Estate Leases

Following the distribution, we own the manufacturing facility located on Ruby Street, Melrose Park, Illinois, and the research and development and the warehouse facility, both located in the same building on N. Cornell Avenue, Melrose Park, Illinois. New APP owns the manufacturing facility located in Grand Island, New York. In connection with the separation, the parties entered into a series of lease agreements to facilitate continued production of their respective pharmaceutical products while a manufacturing transition plan is being implemented. Under the terms of the lease agreements, we lease the Ruby Street facility, consisting of approximately 122,000 square feet of office, warehouse and pharmaceutical manufacturing space, to New APP. The initial term of the lease expires on December 31, 2011 and may be renewed at the option of New APP for one additional year if New APP is manufacturing a certain level of its products at the Ruby Street facility in the period prior to the expiration of the lease. During the term of the lease, we will have access to the Ruby Street facility to perform certain elements of the manufacturing processes of Abraxane® and other nab™ technology product candidates under the manufacturing agreement as well as, under certain circumstances, to provide contract manufacturing services to third parties. In order to provide sufficient warehouse space to New APP during the term of the Ruby Street lease, we also leased the Cornell Warehouse facility, consisting of approximately 71,000 square feet of warehouse space, to New APP. The initial term of the lease will be until December 31, 2011, and may be renewed at New APP’s option for one additional year if the lease for the Ruby Street manufacturing facility is extended. We also leased the Cornell R&D facility, consisting of approximately 48,000 square feet of research and development space, to New APP. The initial term of the lease will be until December 31, 2010 and may be terminated upon twelve months written notice from and after January 1, 2009. This lease has no option to extend the term of the lease.

We leased a portion of New APP’s Grand Island facility, consisting of approximately 5,700 square feet of pharmaceutical manufacturing space, to allow us to perform our obligations under the manufacturing agreement. The initial term of the lease will be until December 31, 2011, and may be renewed at our option for one additional year if we have not received regulatory approvals from the EMEA to manufacture Abraxane® in at least two facilities (not including the Grand Island facility) by June 30, 2011.

For the period ended December 31, 2007, we had $0.2 million in net rental income relating to these real estate leases.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young, LLP served as the independent registered public accounting firm for us and Old Abraxis since our inception in 2007. Fees for professional services provided by Ernst & Young, LLP for the fiscal year ended December 31, 2007 were as follows:

Year Ended December 31, 2007
(in thousands)
Audit fees	$1,595
Audit-related fees	35
Tax fees	50
All other fees	—

Total	$1,680

For the period following the separation, our audit committee pre-approved all audit and non-audit services provided by our independent registered public accounting firm, as described in the audit committee’s charter. Audit and non-audit services provided by our independent registered public accounting firm were pre-approved by the audit committee of Old Abraxis prior to the separation. Audit fees included fees associated with the audit of our year-end financial statements (including internal control evaluation and reporting) and the review of documents filed with the Securities and Exchange Commission including our quarterly reports on Form 10-Q and annual report on Form 10-K. Audit-related fees principally included fees in connection with the audit of our 401(k) plan. Tax fees include fees for tax compliance, tax advice and tax planning services.

Our audit committee will consider whether the provision of other non-audit services is compatible with the principal accountants’ independence and will conclude that provision of other non-audit services are compatible with maintaining the independence of our external auditors prior to approving such services.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(3) Exhibits

Exhibit Number	Description

2.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Reference is made to Exhibit 2.1 hereto)

10.2	Tax Allocation Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.3	Transition Services Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.4	Employee Matters Agreement among APP Pharmaceuticals, Inc., APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Employment Agreement, dated July 3, 2006, between the Registrant and Lisa Gopalakrishnan (incorporated by reference to Old Abraxis’ Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006)

10.13	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.14	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.16	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.18	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.19*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

Exhibit Number	Description

10.20	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (Incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

10.21*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.22	Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008)

24.1	Power of Attorney (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008)

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 5th day of May 2008.

ABRAXIS BIOSCIENCE, INC.

By:	/S/ PATRICK SOON-SHIONG, M.D.
Patrick Soon-Shiong, M.D. Chairman of the Board of Directors and Chief Executive Officer