Form 10-Q
period 2008-03-31
Abraxis Biosciences, Inc.
filed 2008-05-15
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of April 30, 2008, the registrant had 40,014,891 shares of $0.001 par value common stock outstanding.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated and Combined Balance Sheets

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$698,244	$705,125
Accounts receivable, net of chargebacks of $1,061 in 2008 and $1,172 in 2007 and credit returns of $170 in 2008 and $414 in 2007	41,359	43,944
Related party receivable	5,033	1,958
Inventories	71,204	73,677
Prepaid expenses and other current assets	15,583	18,572
Deferred income taxes	34,499	33,696

Total current assets	865,922	876,972
Property, plant and equipment, net	144,952	145,120
Investment in Drug Source Company, LLC	9,027	9,275
Intangible assets, net of accumulated amortization of $76,806 in 2008 and $67,136 in 2007	195,561	205,231
Goodwill	241,361	241,361
Other non-current assets	26,682	24,296

Total assets	$1,483,505	$1,502,255

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,032	$33,579
Accrued liabilities	58,078	54,927
Accounts payable to related parties	—	6,986
Income taxes payable	95	5,010
Deferred revenue	41,289	41,289

Total current liabilities	126,494	141,791
Deferred income taxes, non-current	33,199	32,396
Long-term portion of deferred revenue	110,829	121,138
Other non-current liabilities	9,490	9,543

Total liabilities	280,012	304,868
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 40,014,706 and 39,993,684 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	40	40
Additional paid-in capital	1,194,327	1,192,461
Retained earnings	8,391	4,082
Accumulated other comprehensive income	735	804

Total stockholders’ equity	1,203,493	1,197,387

Total liabilities and stockholders’ equity	$1,483,505	$1,502,255

See notes to condensed consolidated and combined financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated and Combined Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(unaudited)
	(in thousands, except per share data)
Abraxane revenue	$79,932	$70,883
Other revenue	2,210	1,010

Net revenue	82,142	71,893
Cost of sales	8,607	7,659

Gross profit	73,535	64,234
Operating expenses:
Research and development	20,822	15,713
Selling, general and administrative	45,300	49,037
Amortization of merger related intangibles	9,653	9,653
Equity in net loss (income) of Drug Source Company, LLC	248	(718)

Total operating expense	76,023	73,685

Loss from operations	(2,488)	(9,451)
Interest income and other	6,822	296

Income (loss) before income taxes	4,334	(9,155)
Provision (benefit) for income taxes	25	(3,484)

Net income (loss)	$4,309	$(5,671)

Basic and diluted net income (loss) per common share	$0.11	$(0.14)

The composition of stock-based compensation included above is as follows:
Cost of sales	$51	$515
Research and development	1,190	2,394
Selling, general and administrative	1,753	3,594

	$2,994	$6,503

See notes to condensed consolidated and combined financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,309	$(5,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,404	2,109
Amortization of merger related intangibles	9,653	9,653
Stock-based compensation	2,994	6,503
Equity in net loss (income) of Drug Source Company, LLC, net of dividends received	248	(718)
Changes in operating assets and liabilities:
Accounts receivable, net	2,598	(10,538)
Related party receivable	(3,075)	(1)
Inventories	2,564	1,967
Prepaid expenses and other current assets	3,006	(1,687)
Accounts payable and accrued expenses	(9,570)	(27,772)
Deferred revenue	(10,309)	(9,844)
Related party payables	(6,986)	—
Other non-current assets and liabilities	581	3,327

Net cash used in operating activities	(583)	(32,672)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,859)	(11,268)
Purchases of investments and marketable securities	(4,492)	(539)

Net cash used in investing activities	(6,351)	(11,807)
Cash flows from financing activities:
Net proceeds from the exercise of stock options	28	—
Net transactions with parent company	—	44,601

Net cash provided by financing activities	28	44,601
Effect of exchange rates on cash	25	(72)

Net increase (decrease) in cash and cash equivalents	(6,881)	50
Cash and cash equivalents, beginning of period	705,125	525

Cash and cash equivalents, end of period	$698,244	$575

See notes to condensed consolidated financial statements

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

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

We are dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients safer and more effective treatments for cancer and other critical illnesses. Our portfolio includes the world’s first and only protein-based nanometer-sized chemotherapeutic compound (Abraxane®) which is based on our proprietary tumor targeting technology known as the nab™ technology platform. This nab™ technology platform is the first to exploit the tumor’s biology against itself, taking advantage of an albumin-specific, receptor-mediated transport system and allowing the delivery of a drug from the vascular space across the blood vessel wall to the underlying tumor tissue. Abraxane® is the first clinical and commercial validation of this nab™ technology platform. From the discovery and research phase to development and commercialization, we are committed to rapidly enriching its product pipeline and accelerating the delivery of breakthrough therapies that will transform the lives of patients who need them.

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

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or other future periods. The balance sheet information at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and combination and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

Separation

On November 13, 2007, Abraxis BioScience, Inc. (“Old Abraxis”) was separated into two independent publicly-traded companies: one holding the former Abraxis Pharmaceutical Products business (which is referred to as the “hospital-based business”); and the other holding the former Abraxis Oncology and Abraxis Research businesses (which is referred to as the “proprietary business”). Following the separation, the proprietary business changed its name from New Abraxis, Inc. to Abraxis BioScience, Inc. and the hospital-based business is operated under the name APP Pharmaceuticals, Inc. Unless the context requires otherwise, references to “Abraxis,” “New Abraxis,” “we,” “us” or “our” refer to Abraxis BioScience, Inc. (formerly New Abraxis, Inc.) and its subsidiaries, including its operating subsidiary Abraxis BioScience, LLC; references to “APP,” “New APP” or “New APP LLC” refer to APP Pharmaceuticals, Inc. and its subsidiaries, including its operating subsidiary APP Pharmaceuticals, LLC ; references to “Old Abraxis” refer to Abraxis BioScience, Inc. prior to the separation; and references to the “separation” or “spin-off” refer to the transactions in which the proprietary business and hospital-based business of

Old Abraxis were separated into two independent public companies. References to the historical assets, liabilities, products, businesses or activities of our company are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Old Abraxis prior to the separation.

In connection with the separation, stockholders of Old Abraxis as of November 13, 2007 received one share of our company for every four shares of Old Abraxis held as of that date. In addition, in connection with the separation, we entered into a separation and distribution agreement that provided for, among other things, the principal corporate transactions required to effect the separation and other specified terms governing our relationship with APP after the spin-off. We also entered into various agreements with APP, including (i) a transition services agreement pursuant to which we and APP agreed to continue to provide each other with various services on an interim, transitional basis, for periods up to 24 months depending on the particular service; (ii) a manufacturing agreement whereby we and APP agreed to manufacture Abraxane® and certain other products and to provide other manufacturing-related services for a period of four or five years; (iii) an employees matters agreement providing for each company’s respective obligations to employees and former employees who are or were associated with their respective businesses, and for other employment and employee benefit matters; (iv) various real estate leases; and (v) a tax allocation agreement.

Basis of Consolidation and Combination

The accompanying condensed consolidated and combined financial statements reflect the consolidated operations of Abraxis BioScience, Inc. and its subsidiaries as an independent, publicly-traded company as of and subsequent to November 13, 2007 and a combined reporting entity comprising the assets and liabilities that constituted the proprietary business of Old Abraxis for periods prior to November 13, 2007. The condensed consolidated and combined financial statements include the assets, liabilities and results of operations of our wholly-owned operating subsidiary, Abraxis BioScience, LLC; wholly-owned subsidiaries of Abraxis BioScience, LLC, Abraxis BioScience Switzerland GmbH, Abraxis BioScience Canada, Inc., VivoRx AutoImmune, Inc., Jefferson XIII, LLC and Chicago BioScience, LLC; as well as majority-owned subsidiaries of Abraxis BioScience, LLC, Resuscitation Technologies, LLC and Cenomed BioSciences, LLC. Additionally, the condensed consolidated and combined statements include our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions were eliminated in consolidation and combination.

The consolidated and combined financial statements for periods prior to and including November 13, 2007 may not be indicative of our future performance and do not necessarily reflect what our condensed consolidated and combined results of operations, financial position, and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented, including changes in our capitalization as a result of the separation and related transactions. To the extent that an asset, liability, revenue, or expense is directly associated with us, it is reflected in the accompanying consolidated and combined financial statements. Certain general corporate overhead and other expenses for periods prior to the separation have been allocated to us. Management believes such allocations were reasonable; however, they may not be indicative of our actual results had we been operating as an independent, publicly traded company for the periods presented. See “Note 4—Related Party Transactions” for further information regarding allocated expenses.

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

Available For Sale Securities

We determine the appropriate classification of our investments in debt and equity securities at the time of purchase and reevaluate such determinations at each balance-sheet date. We consider our marketable equity investments available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices (Level 1 valuation) and the unrealized gains and losses, net of tax, are included in the determination of comprehensive income and reported in stockholders’ equity. As of March 31, 2008, we had $5.6 million in marketable equity securities that are designated as available-for-sale securities. At December 31, 2007, we had $3.7 million in available for sale equity securities. For the three months ended March 31, 2008 and 2007, we had no realized loss on available for sale securities.

We review periodically our available-for-sale securities for other than temporary declines in fair value and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 31, 2008, we believe that the cost basis of our available-for-sale securities was recoverable in all material respects.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (or “EITF 07-3”). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred or capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 was effective for us on January 1, 2008. The adoption of EITF 07-3 did not have a material effect on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for our company on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 was effective for us on January 1, 2008. The adoption of SFAS 157 did not have a material effect on our results of operations and financial position.

(2) Earnings Per Share Information

Basic income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per common share is computed by dividing net income or loss by the weighted-average number of common shares used for the basic calculations plus any potentially dilutive shares for the portion of the year that the shares were outstanding, unless the impact is anti-dilutive. For the three months ended March 31, 2007, basic and diluted income (loss) per share were computed using the number of shares of our common stock outstanding after the separation on November 13, 2007. Any potentially dilutive employee stock awards were excluded from the computation of diluted loss per common share for March 31, 2007, as the effect on net loss per share was anti-dilutive. Calculations of basic and diluted income per common share information are based on the following:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Basic and dilutive numerator:
Net income (loss)	$4,309	$(5,671)

Denominator:
Weighted average common shares outstanding—basic	39,997	39,990
Net effect of dilutive stock options and restricted stock awards	199	—

Weighted average common shares outstanding—diluted	40,196	39,990

Net income (loss) per common share—basic	$0.11	$(0.14)

Net income (loss) per common share—diluted	$0.11	$(0.14)

(3) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Finished goods	$3,192	$1,072
Work in process	17,598	9,274
Raw materials	51,828	64,553

	72,618	74,899
Reserve	(1,414)	(1,222)

	$71,204	$73,677

Inventories consist of products currently approved for marketing. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we considered the market, pricing and demand for competing products, its anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. As of March 31, 2008 and December 31, 2007, we had no capitalized inventory products pending regulatory approval.

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

(4) Related Party Transactions

Receivables from related parties totaled $5.0 million at March 31, 2008 and $2.0 million at December 31, 2007 and payables to related parties totaled $7.0 million at December 31, 2007. Receivables from related parties at March 31, 2008, included $4.4 receivable from APP and $0.6 million receivable from Drug Source Company. At December 31, 2007, we had receivables of $2.0 million from Drug Source Company and a $7.0 million payable to APP.

Transactions with APP Pharmaceuticals, Inc.

In connection with the separation on November 13, 2007, we entered into a number of agreements that govern the relationship between APP and us for a period of time after the separation. The agreements were entered into while we were still a wholly owned subsidiary of Old Abraxis. These agreements include (i) a tax allocation agreement, (ii) a dual officer agreement, (iii) an employee matters agreement, (iv) a transition services agreement, (v) a manufacturing agreement, and (vi) various real estate leases. Transactions relating to these agreements recorded in our condensed consolidated and combined statement of operations are summarized in the following table:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Other revenue:
Net rental income	$647	$—
Cost of sales:
Manufacturing and distribution costs	307	—
Facility management fees	750	—
Selling, general and administrative
Net general and administrative costs	(375)	—

Allocated Expenses

Prior to the separation, our product development and general and administrative functions were fully integrated with Old Abraxis, including accounting, treasury, payroll, internal audit, information technology, corporate income tax, legal services and investor relations. In addition, Old Abraxis provided manufacturing services to us at cost. After the separation, certain of these arrangements (see above) continue on a temporary basis for a period generally not to exceed 24 months, or four or five years in the case of manufacturing-related activities and lease arrangements. The unaudited consolidated and combined financial statements for the three months ended March 31, 2007 reflect the application of certain estimates and allocations and management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative head count, sales, square footage and management knowledge. These allocated operating expenses totaled of $15.9 million for the three months ended March 31, 2007.

(5) Accrued Liabilities

Accrued liabilities consisted of the following at:

	March 31, 2008	December 31, 2007
	(in thousands)
Sales and marketing	$14,424	$15,466
Payroll and employee benefits	15,400	12,249
Legal and insurance	12,767	12,234
Restricted stock units – short-term	13,094	12,614
Other	2,393	2,364

	$58,078	$54,927

(6) Income Taxes

Our effective tax rate as of March 31, 2008 is 0.02%. The rate is computed based on special state tax rules that were used to compute our taxable base on our gross receipts. We also took into consideration minimum taxes requirement as part of our state tax expense computation. The effective tax rate for the three months ended March 31, 2008 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. This interpretation clarifies what criteria must be met prior to the recognition of the financial statement benefit of a position taken in a tax return in accordance with FASB Statement No. 109, Accounting for Income Taxes. As of March 31, 2008 we had $5.2 million of gross unrecognized tax benefits, which remained unchanged from the same amount at December 31, 2007. Of the total unrecognized tax benefits, less than $0.1 million, if and when recognized, would affect our provision (benefit) for income taxes and the remainder, if and when recognized, would be credited to “additional paid-in capital.” We do not anticipate that any of the total tax benefits of $5.2 million will reverse in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At March 31, 2008, we had no accruable interest or penalties. We are a new entity and we have yet to file any tax returns; therefore, we do not have any returns currently subject to examination by tax authorities or any open audits.

(7) Comprehensive Income

Elements of comprehensive income, net of income taxes, were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Foreign currency translation adjustments	$2,425	$(73)
Unrealized gain (loss) on marketable equity securities	(2,494)	499

Other comprehensive income	(69)	426
Net income (loss)	4,309	(5,671)

Comprehensive income (loss)	$4,240	$(5,245)

At March 31, 2008 and 2007, we had cumulative foreign currency translation gain adjustments of $2.6 million and $0.2 million, respectively. In addition, at March 31, 2008, we had cumulative unrealized losses on marketable equity securities of $1.9 million. At March 31, 2007, we had cumulative unrealized gain on marketable securities of $1.0 million.

(8) Segment Information

We operate in one business segment. Therefore, the results of operations are reported on a combined basis for purpose of segment reporting.

(9) Contingencies

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against Old Abraxis, its directors and ABI in the Delaware Court of Chancery relating to the 2006 merger between Old Abraxis (then known as American Pharmaceutical Partners) and ABI. Old Abraxis was a nominal defendant in the stockholder derivative actions. The lawsuits allege that Old Abraxis’ directors breached their fiduciary duties to stockholders by causing Old Abraxis to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s stockholders and caused the value of the shares held by Old Abraxis’ public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. In May 2007, the plaintiffs voluntarily dismissed the derivative and unjust enrichment claims, and the action is proceeding as a putative class action solely against the individual defendants. We are no longer a party to this action, but we assumed any liability of Old Abraxis relating to this litigation in connection with the separation.

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against Old Abraxis in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed upon two of their patents by asserting that Abraxane ® uses technology protected by Élan-owned patents. Élan seeks unspecified damages and an injunction. In August 2006, Old Abraxis filed a response to Élan’s complaint contending that it did not infringe on the Élan patents and that the Élan patents are invalid. The trial has been set to begin in June 2008. We assumed any liability of Old Abraxis relating to this litigation in connection with the separation.

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

We record accruals for contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. As of March 31, 2008, for the matters described above, we could not reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for litigation matters, nor is it possible to accurately predict or determine the eventual outcome of these matters. As a result, no amounts were accrued for outstanding litigation matters described above as of March 31, 2008. These assessments involve complex judgments about future events and rely on estimates and assumptions. Although we believe we have substantial defenses in these matters, litigation is inherently unpredictable and we could in the future incur judgments or enter into settlements that could have a material adverse effect on our results of operations.

(10) Subsequent Event

In April 2008, we completed the acquisition of Shimoda Biotech (Pty) Ltd (“Shimoda Biotech”) and its subsidiary, Platco Technologies (Pty) Ltd (“Platco Technologies”), located in Plettenberg Bay, South Africa. Shimoda Biotech focuses on the development of new pharmaceutical products by combining successful off-patent molecules with a novel cyclodextrin drug delivery platform, seeking to exploit the faster onset and improved bioavailability characteristics of that platform. Platco Technologies focuses on the development of novel platinum-based anti-cancer drugs. Under the terms of the agreement, Abraxis acquired 100% of the equity of both Shimoda Biotech and Platco Technologies for an initial upfront payment at closing of $15.1 million, plus potential additional payments upon the achievement of specified milestones.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain forward-looking statements within the meaning of federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. These risks and uncertainties include those described in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements, whether express or implied, are not guarantees of future performance and are subject to risks and uncertainties, which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the amount and timing of costs associated with the continuing launch of Abraxane® ;

•	our ability to maintain and/or improve sales and earnings performance;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the market adoption of any new pharmaceutical products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

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

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, including “Item 1: Business”; “Item 1A: Risk Factors”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

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

We are dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients safer and more effective treatments for cancer and other critical illnesses. Our portfolio includes the world’s first and only protein-based nanometer-sized chemotherapeutic compound (Abraxane®) which is based on our proprietary tumor targeting technology known as the nab™ technology platform. This nab™ technology platform is the first to exploit the tumor’s biology against itself, taking advantage of an albumin-specific, receptor-mediated transport system and allowing the delivery of a drug from the vascular space across the blood vessel wall to the underlying tumor tissue. Abraxane ® is the first clinical and commercial validation of our nab™ technology platform. From the discovery and research phase to development and commercialization, we are committed to rapidly enhancing our product pipeline and accelerating the delivery of breakthrough therapies that will transform the lives of patients who need them.

We own the worldwide rights to Abraxane® , a next generation, nanometer-sized, solvent-free taxane that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. We believe the successful launch of Abraxane ® validates our nab™ tumor targeting technology, a novel biologically interactive (receptor-mediated) system to deliver chemotherapeutic agents in high concentrations preferentially to all tumors secreting a protein called SPARC, which attracts and binds to albumin.

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

In connection with the separation, stockholders of Old Abraxis as of November 13, 2007 received one share of our company for every four shares of Old Abraxis held as of that date. Additionally, in connection with the separation, we entered into a separation and distribution agreement that provided for, among other things, the principal corporate transactions required to effect the separation and other specified terms governing our relationship with APP after the spin-off. We also entered into various agreements with APP, including (i) a transition services agreement pursuant to which we and APP agreed to continue to provide each other with various services on an interim, transitional basis, for periods up to 24 months depending on the particular service; (ii) a manufacturing agreement whereby we and APP agreed to manufacture Abraxane® and certain other products and to provide other manufacturing-related services for a period of four or five years; (iii) an employees matters agreement providing for each company’s respective obligations to employees and former employees who are or were associated with their respective businesses, and for other employment and employee benefit matters; (iv) various real estate leases; and (v) a tax allocation agreement.

Also, in connection with the separation, APP contributed $700 million in cash to us. We intend to use this contribution primarily to establish our presence globally in connection with the worldwide commercialization of Abraxane®, to support clinical trial activity to expand indications for Abraxane®, to invest in research and development to commercialize our clinical and discovery pipelines and for potential strategic opportunities as well as for general corporate purposes, including working capital and capital expenditures.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and March 31, 2007

The following table sets forth the results of our operations for each of the three months ended March 31, 2008 and 2007, and forms the basis for the following discussion of our operating activities:

	Three Months Ended March 31,		Change Favorable (Unfavorable) 2008 vs. 2007
	2008	2007	$	%
	(unaudited, in thousands, except per share data)
Consolidated and combined statements of operations data:
Revenue:
Abraxane	$79,932	$70,883	$9,049	13%
Other	2,210	1,010	1,200	119%

Net revenue	82,142	71,893	10,249	14%
Cost of sales	8,607	7,659	(948)	(12)%

Gross profit	73,535	64,234	9,301	14%
Operating expenses:
Research and development	20,822	15,713	(5,109)	(33)%
Selling, general and administrative	45,300	49,037	3,737	8%
Amortization of merger related intangibles	9,653	9,653	—	—
Equity in net (income) loss of Drug Source Co., LLC	248	(718)	(966)	(135)%

Total operating expenses	76,023	73,685	(2,338)	(3)%

Loss from operations	(2,488)	(9,451)	6,963	74%
Interest income and other	6,822	296	6,526	2,205%

Income (loss) before income taxes	4,334	(9,155)	13,489	147%
Provision (benefit) for income taxes	25	(3,484)	(3,509)	(101)%

Net income (loss)	$4,309	$(5,671)	$9,980	176%

Basic and diluted net income (loss) per common share	$0.11	$(0.14)
Weighted-average common shares outstanding:
Basic	39,997	39,990
Diluted	40,196	39,990

Net Revenue

Net revenue for the three months ended March 31, 2008 increased $10.2 million, or 14.3%, to $82.1 million as compared to $71.9 million for the same period in 2007. Included in net revenue for the three months ended March 31, 2008 was $10.2 million of recognized deferred revenue primarily relating to the co-promotion agreement with AstraZeneca and the license agreements with Taiho as compared to $9.8 million in the prior year period.

Abraxane ® revenue for the three months ended March 31, 2008 increased $9.0 million to $79.9 compared to $70.9 million in the same period of 2007. The increase was primarily due to increased market penetration of Abraxane ® and a price increase which took effect in January 2008. Excluding the recognition of deferred revenue, total Abraxane ® revenue for the three months ended March 31, 2008 increased to $70.8 million or 14.6% from the previous year’s comparable period.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $73.5 million, or 89.5% of net revenue as compared to $64.2 million, or 89.3% of net revenue, for the same period of 2007. Excluding the recognized deferred revenue, gross profit as a percentage of net revenue for the three months ended March 31, 2008 was 88.2%, as compared to 87.8% for the same period in 2007. The increase was primarily due to manufacturing efficiencies as a result of higher volume of Abraxane® sales and production. Abraxane ® revenue represented 97.3% of net revenue during the first three months of 2008 as compared to 98.6% for the first quarter of 2007.

Research and Development

Research and development expense for the three months ended March 31, 2008 increased $5.1 million, or 32.5%, to $20.8 million as compared to $15.7 million for the same period in 2007. The increase was primarily due to costs related to the Phoenix plant acquired from Watson Laboratories in July 2007.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2008 decreased $3.7 million to $45.3 million, or 55.1% of net revenue, from $49.0 million, or 68.2% of net revenue, for the same period in 2007. The decrease was due primarily to lower Abraxane marketing expenses and lower compensation costs. The decrease in selling, general and administrative expense was partially offset by higher legal and administrative costs related to the build-out of our administrative departments following the separation from Old Abraxis and additional commission expense relating to the co-promotion agreement with AstraZeneca

Merger Amortization and 2006 Merger Costs

The three months ended March 31, 2008 included $9.7 million of amortization related to intangible assets associated with the 2006 merger between American Pharmaceuticals Partners, Inc and American BioScience, Inc., the same amount as in the prior year period.

Equity Income in Drug Source Company, LLC

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our future strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Our equity in Drug Source Company for the three months ended March 31, 2008 was a loss of $0.2 million versus income of $0.7 million for the corresponding period in 2007. For the three months ended March 31, 2008, Drug Source Company results were negatively impacted by higher than anticipated product returns. Product returns are expected to return to normal levels in the second quarter of 2008.

Other Non-Operating Items

Interest income and other consisted primarily of interest earned on invested cash and other miscellaneous items. The increase in interest income and other in the three months ended March 31, 2008 of $6.5 million was primarily related to interest earned on the $700 million of cash contributed to us in connection with the separation. For the three months ended March 31, 2008, the average yield on cash investments was 3.9%.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2008 was approximately 0.02%. The rate is computed based on special state tax rules that were used to computed our taxable base on our gross receipts. We also took into consideration minimum tax requirements as part of our state tax expense computation. The effective tax rate for the three months ended March 31, 2008 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents as follows:

	March 31, 2008	December 31, 2007
	(unaudited, in thousands)
Summary Financial Position
Cash, cash equivalents and short-term investments	$698,244	$705,125
Working capital	739,428	735,181
Total assets	1,483,505	1,502,255
Total stockholders’ equity	1,203,493	1,197,387

	Three Months Ended March 31,
	2008	2007
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(583)	$(32,672)
Purchases of property, plant and equipment	(1,859)	(11,268)
Purchases of investments and other marketable securities	(4,492)	(539)
Financing activities	28	44,601

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $0.6 million for the three months ended March 31, 2008 compared to cash used in operating activities of $32.7 million for the same period in 2007. The $32.1 million decrease in cash used in operating activities for the three months ended March 31, 2008 from the prior period was due to an increase in accounts payable and a decrease in accounts receivable. Additionally higher interest income earned on our cash balance in 2008 also decreased cash used in operating activities from the prior year.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and to acquire various intellectual property rights. Additionally, we purchase investments and marketable securities, which we intend to own long-term and are classified as available for sale securities.

Net cash used for the acquisition of property, plant and equipment for the three-month periods ended March 31, 2008 and 2007, totaled $1.9 million and $11.3 million, respectively. This decrease was primarily due to the acquisition of our Puerto Rico manufacturing facility in 2007. For the three months ended March 31, 2008, we purchased $4.5 million in marketable securities and other investments compared to $0.5 million for the same period in 2007.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2008 represent cash received upon the exercise of options. Net cash provided in financing activities for the three months ended March 31, 2007 included $44.6 million in net transactions with parent company. For periods prior to November 13, 2007, net transactions with parent company were presented in lieu of stockholder’s equity as the assets and liabilities that comprised our company was a part of Old Abraxis.

Sources of Financing and Capital Requirements

We have historically funded our research and development activities through product licenses fees, including milestones, and borrowings, whereas our primary sources of liquidity have been cash flow from operations and funding from Old Abraxis with which we had inter-company transactions prior to the separation.

We received a $700 million cash contribution from APP in connection with the separation. We intend to use this cash contribution primarily to establish our presence globally in connection with the worldwide commercialization of Abraxane® , to support clinical trial activity to expand indications for Abraxane® , to invest in research and development to commercialize our clinical and discovery pipelines and for potential strategic opportunities as well as for general corporate purposes, including working capital and capital expenditures. Pending any specific use of the $700 million contributed to us, we generally intend to invest these funds in short-term, investment grade, interest-bearing securities.

Capital Requirements

Our future capital requirements will depend on numerous factors, including:

•	expansion of product sales into international markets;

•	working capital requirements and production, sales, marketing and development costs required to support Abraxane® ;

•	research and development, including clinical trials, spending to develop further product candidates and ongoing studies;

•	the need for manufacturing expansion and improvement;

•	the requirements of any potential future acquisitions, asset purchases or equity investments; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

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

Revenue Recognition

Abraxane ® Revenue Recognition

We recognize revenue from the sale of a product when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for these sales provisions was consistent across all periods presented. Accruals for sales provisions are presented in our consolidated and combined financial statements as a reduction of net revenue and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

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

Other Deferred Revenue

Other deferred revenue primarily consists of upfront payments earned from our co-promotion and license agreements. Such deferred revenue is recognized as earned ratably over the life of each agreement.

Sales Provisions

Our sales provisions totaled $7.9 million and $5.1 million for the three months ended March 31, 2008 and 2007, respectively, and related reserves totaled $8.2 million and $7.9 million at March 31, 2008 and December 31, 2007, respectively. The increase in reserves relates primarily to contractual allowance reserves associated with increased sales of Abraxane®, as well as the timing of the related payments.

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

Our net chargeback reserve totaled $1.1 million and $1.2 million at March 31, 2008 and December 31, 2007, respectively. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to what level of their sales are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of our initial sale. As a result, we rely on internal data, external IMS data and management estimates in order to estimate the amount of inventory in the channel subject to future chargeback. The amount of inventory in the channel is comprised of physical inventory at the distributor and end user sales that the distributor has yet to report. Physical inventory in the channel is determined by the difference between our sales less end user sales as reported by IMS. As IMS data is reported approximately one month after end user sales, the last month of end user sales is determined by a mathematical trend incorporating IMS data for prior months. We estimate yet to be reported end user sales based on a historical average number of days to process charge back activities from the date of the end user sale. We also review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material to our statements of operations. As a proprietary product, Abraxane® does not require significant chargeback reserves. A one percent increase in wholesale units pending chargeback at March 31, 2008 would decrease total revenue in the three months ended March 31, 2008 by less than $0.1 million.

Contractual Allowances, Returns and Credits and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $6.2 million at both March 31, 2008 and December 31, 2007. A one percent increase in contractual allowances for the three months ended March 31, 2008 would decrease net sales by $0.1 million. Contractual allowances are reflected in the condensed consolidated and combined financial statements as a reduction of net revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return product within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $0.2 million and $0.4 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased net revenue for the three months ended March 31, 2008 by less than $0.1 million.

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

Up to the date of the separation on November 13, 2007, our product development and general and administrative functions were fully integrated with Old Abraxis, including accounting, treasury, payroll, internal audit, information technology, corporate income tax, legal services and investor relations. In addition, Old Abraxis provided manufacturing services to us at cost. After the distribution, certain of these arrangements will continue on a temporary basis for a period generally not to exceed 24 months (or four or five years with respect to the manufacturing arrangement and real estate leases). The accompanying condensed consolidated and combined financial statements reflect the application of certain estimates and allocations and management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative head count, sales, square footage and management knowledge. These allocated operating expenses totaled $15.9 million for the three months ended March 31, 2007. The financial information in the consolidated and combined financial statements does not include all the expenses that would have been incurred had we been a separate, stand-alone entity for the periods prior to November 13, 2007. As such, the financial information for the three months ended March 31, 2007 does not reflect the combined financial position, results of operations and cash flows of us in the future or what they would have been, had we been a separate, stand-alone entity for the periods prior to November 13, 2007.

Stock-Based Compensation

We account for stock based compensation in accordance with FAS 123R, which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. We use the straight-line attribution method to recognize share-based compensation expenses over the applicable vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period. Restricted stock units (“RSUs”) granted under the 2001 Stock Incentive Plan generally vest ratably over a four-year period, while awards under the RSU plan II generally vested with respect to one half of the units on April 18, 2008 and will vest with respect to the remaining one half of the units on April 18, 2010.

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

We assumed an agreement between Old Abraxis and RSU Plan LLC (“RSU LLC”), of which our chief executive officer and chairman is a member. Under the terms of this agreement, RSU LLC has agreed that prior to the date on which restricted stock units issued pursuant to RSU Plan II become vested, RSU LLC will deliver, or cause to be delivered, to us the number of our shares of common stock or cash (or a combination thereof) in an amount sufficient to satisfy the obligations to participants under RSU Plan II of the vested restricted units. We are required to satisfy our obligations under the RSU Plan II by paying to the participants in RSU Plan II cash and/or shares of our common stock in the same proportion as was delivered by the RSU LLC. The intention of this agreement is to have RSU LLC satisfy our obligations under American BioScience Restricted Unit Plan II so that there would not be any further dilution to our stockholders as a result of our assumption of RSU Plan II.

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

Acquisitions

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. When we acquire net assets that do not constitute a business under generally accepted accounting principles in the U.S. (“GAAP”), no goodwill is recognized.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141(R), Business Combination (SFAS 141R) and Statement No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. SFAS 141R and SFAS 160 could have a significant impact on our accounting for future business combinations and other business arrangements after the implementation of these statements.

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred or capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 was effective for us on January 1, 2008. The adoption of EITF 07-3 did not have a material effect on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for our company on January 1, 2008. The adoption of SFAS 159 did not have a material effect on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which redefines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS 157 was effective for us on January 1, 2008. The adoption of SFAS 157 did not have a material effect on our results of operations and financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily our investments in marketable securities and our debt obligations. Changes in foreign currency exchange rates can affect our operations outside of the United States.

Foreign Currency Risk: We have operations in Canada, Switzerland and other parts of the world; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a partial hedge. Nonetheless, these foreign operations are presented in our combined financial statement in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the functional currency may vary according to currency fluctuations.

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of March 31, 2008, there were no outstanding hedge arrangements.

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

Interest Rate Risk: As of March 31, 2008, we had no debt obligations outstanding. Consequently, we have minimal current exposure to changes in interest rates on borrowings.

ITEM 4.	CONTROLS AND PROCEDURES

Under the rules and regulations of the Securities and Exchange Commission, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending December 31, 2008. In our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal control over financial reporting.

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of March 31, 2008.

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

Our future profitability is highly dependent on the strong market acceptance of Abraxane®. For the three months ended March 31, 2008, total Abraxane® revenue was $79.9 million, including $9.1 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca. For the three months ended March 31, 2007, total Abraxane® revenue was $70.9 million, including $9.1 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca. Because Abraxane® is our only approved product, Abraxane® revenue represented approximately 97% and 99% of our revenues for the three months ended March 31, 2008 and 2007, respectively. We anticipate that sales of Abraxane® will remain a substantial portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®.

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

Our Chief Executive Officer and Chairman of our board of directors, Patrick Soon-Shiong, M.D., owns approximately 80% of the outstanding capital stock of New APP and us. Accordingly, he may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of our business, on the one hand, and the business of New APP, on the other hand.

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

The historical financial information we have included in this Quarterly Report on Form 10-Q for periods prior to our separation on November 13, 2007 may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company for those periods. This is primarily because:

•

our historical and financial information reflects allocations for services historically provided to us by Old Abraxis, which allocations may not reflect the costs we would have incur for similar services as an independent company; and

•

our historical and financial information does not reflect changes that we incurred or expect to incur as a result of our separation from Old Abraxis, including changes in the cost structure, personnel needs, financing and operations of the contributed business as a result of the separation from Old Abraxis and from reduced economies of scale.

In addition, we are now responsible for the additional costs associated with being an independent public company, including costs related to corporate governance and listed and registered securities. Therefore, our historical financial statements before the separation on November 13, 2007 may not be indicative of our current or future performance as an independent company. For additional information about our past financial performance in relation to our current and future financial performance, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q.

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

Our Chief Executive Officer and entities affiliated with him collectively own approximately 80% of our outstanding common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: May 15, 2008

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