Form 10-Q
period 2008-06-30
Abraxis Biosciences, Inc.
filed 2008-08-14
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, the registrant had 40,049,067 shares of $0.001 par value common stock outstanding.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated and Combined Balance Sheets

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$656,969	$705,125
Accounts receivable, net of chargebacks of $998 in 2008 and $1,172 in 2007 and credit returns of $136 in 2008 and $414 in 2007	32,192	43,944
Related party receivable	2,516	1,958
Inventories	67,641	73,677
Prepaid expenses and other current assets	14,421	18,572
Deferred income taxes	58,562	33,696

Total current assets	832,301	876,972
Property, plant and equipment, net	152,644	145,120
Investment in Drug Source Company, LLC	9,051	9,275
Intangible assets, net	193,984	205,231
Goodwill	241,361	241,361
Other non-current assets	33,147	24,296

Total assets	$1,462,488	$1,502,255

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,454	$33,579
Accrued liabilities	44,113	54,927
Accrued litigation costs	58,257	—
Accounts payable to related parties	—	6,986
Income taxes payable	—	5,010
Deferred revenue	42,501	41,289

Total current liabilities	171,325	141,791
Deferred income taxes	57,262	32,396
Long-term portion of deferred revenue	99,257	121,138
Other non-current liabilities	14,844	9,543

Total liabilities	342,688	304,868

Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 40,027,978 and 39,993,684 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	40	40
Additional paid-in capital	1,196,316	1,192,461
Accumulated deficit/retained earnings	(75,752)	4,082
Accumulated other comprehensive (loss) income	(804)	804

Total stockholders’ equity	1,119,800	1,197,387

Total liabilities and stockholders’ equity	$1,462,488	$1,502,255

See notes to condensed consolidated and combined financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated and Combined Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands, except per share data)
Abraxane revenue	$73,833	$78,670	$153,765	$149,553
Other revenue	3,789	4,547	5,999	5,557

Net revenue	77,622	83,217	159,764	155,110
Cost of sales	9,945	6,899	18,552	14,558

Gross profit	67,677	76,318	141,212	140,552
Operating expenses:
Research and development	21,693	16,947	42,515	32,660
Selling, general and administrative	52,666	73,209	97,966	122,247
Litigation costs	58,257	—	58,257	—
Acquired in-process research and development	13,900	—	13,900	—
Amortization of acquired intangible assets	9,958	9,653	19,611	19,305
Equity in net (income) loss of Drug Source Company, LLC	(24)	(1,178)	224	(1,896)

Total operating expense	156,450	98,631	232,473	172,316

Loss from operations	(88,773)	(22,313)	(91,261)	(31,764)
Interest income and other	4,829	43	11,651	339

Loss before income taxes	(83,944)	(22,270)	(79,610)	(31,425)
Provision (benefit) for income taxes	199	(8,299)	224	(11,783)

Net loss	$(84,143)	$(13,971)	$(79,834)	$(19,642)

Basic and diluted net loss per common share	$(2.10)	$(0.35)	$(2.00)	$(0.49)

The composition of stock-based compensation included above is as follows:
Cost of sales	$114	$412	$165	$927
Research and development	1,209	1,218	2,399	3,612
Selling, general and administrative	2,786	2,325	4,539	5,919

	$4,109	$3,955	$7,103	$10,458

See notes to condensed consolidated and combined financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(79,834)	$(19,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,829	4,430
Amortization of acquired intangible assets	19,611	19,305
Amortization of deferred revenue	(20,669)	(19,538)
Acquired in-process research and development charge	13,900	—
Stock-based compensation	7,103	10,458
Deferred income taxes	—	(7,784)
Equity in net loss (income) of Drug Source Company, LLC, net of dividends received	224	(1,896)
Changes in operating assets and liabilities:
Accounts receivable, net	11,859	(21,936)
Related party receivable	(558)	(1)
Inventories	6,127	1,190
Prepaid expenses and other current assets	6,454	(3,170)
Accounts payable and accrued expenses	(31,490)	20,821
Accrued litigation costs	58,257	—
Related party payables	(6,986)	—
Other non-current assets and liabilities	(2,020)	(1,200)

Net cash used in operating activities	(11,193)	(18,963)

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,248)	(16,382)
Cash paid for acquisition, net of cash acquired	(14,998)	—
Purchases of investments and marketable securities	(9,393)	(1,783)

Net cash used in investing activities	(37,639)	(18,165)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	639	—
Net transactions with parent company	—	37,097

Net cash provided by financing activities	639	37,097
Effect of exchange rates on cash	37	(77)

Net decrease in cash and cash equivalents	(48,156)	(108)
Cash and cash equivalents, beginning of period	705,125	525

Cash and cash equivalents, end of period	$656,969	$417

See notes to condensed consolidated financial statements

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

Abraxis BioScience, Inc. (formerly known as New Abraxis, Inc.) is a Delaware corporation that was formed in June 2007. We are a biotechnology company, with a proprietary marketed product (Abraxane®), global ownership of our proprietary technology platform and clinical pipeline, dedicated nanoparticle manufacturing capabilities for worldwide supply integrated with seasoned in-house capabilities, including discovery, clinical drug development, regulatory and sales and marketing.

We are dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients safer and more effective treatments for cancer and other critical illnesses. Our portfolio includes the protein-based nanometer-sized chemotherapeutic compound (Abraxane®) which is based on our proprietary tumor targeting technology known as the nab™ technology platform. This nab™ technology platform exploits the tumor’s biology against itself, taking advantage of an albumin-specific, receptor-mediated transport system and allowing the delivery of a drug from the vascular space across the blood vessel wall to the underlying tumor tissue. Abraxane® is the first clinical and commercial validation of this nab™ technology platform. We own the worldwide rights to Abraxane®, a nanometer-sized, solvent-free taxane that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005.

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or other future periods. The balance sheet information at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and combination and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

Separation

On November 13, 2007, Abraxis BioScience, Inc. (“Old Abraxis”) was separated into two independent publicly-traded companies: one holding the former Abraxis Pharmaceutical Products business (which is referred to as the “hospital-based business”); and the other holding the former Abraxis Oncology and Abraxis Research businesses (which is referred to as the “proprietary business”). Following the separation, the proprietary business changed its name from New Abraxis, Inc. to Abraxis BioScience, Inc. and the hospital-based business is operated under the name APP Pharmaceuticals, Inc. Unless the context requires otherwise, references to “Abraxis,” “New Abraxis,” “we,” “us” or “our” refer to Abraxis BioScience, Inc. (formerly New Abraxis, Inc.) and its subsidiaries, including its operating subsidiary Abraxis BioScience, LLC; references to “APP” or “APP LLC” refer to APP Pharmaceuticals, Inc. and its subsidiaries, including its operating subsidiary APP Pharmaceuticals, LLC ; references to “Old Abraxis” refer to Abraxis BioScience, Inc. prior to the separation; and references to the “separation” or “spin-off” refer to the transactions in which the proprietary business and hospital-based business of Old Abraxis were separated into two independent public companies. References to the historical assets, liabilities, products, businesses or activities of our company are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Old Abraxis prior to the separation.

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

Basis of Consolidation and Combination

The accompanying condensed consolidated and combined financial statements reflect the consolidated operations of Abraxis BioScience, Inc. and its subsidiaries as an independent, publicly-traded company as of and subsequent to November 13, 2007 and a combined reporting entity comprising the assets and liabilities that constituted the proprietary business of Old Abraxis for periods prior to November 13, 2007. The condensed consolidated and combined financial statements include the assets, liabilities and results of operations of our wholly-owned operating subsidiary, Abraxis BioScience, LLC; direct and indirect wholly-owned subsidiaries of Abraxis BioScience, LLC, Abraxis BioScience Switzerland GmbH, Abraxis BioScience Canada, Inc., VivoRx AutoImmune, Inc., Jefferson XIII, LLC, Chicago BioScience, LLC, Shimoda Biotech (Proprietary) Limited and Platco Technologies (Proprietary) Limited; as well as majority-owned subsidiaries of Abraxis BioScience, LLC, Resuscitation Technologies, LLC and Cenomed BioSciences, LLC. Additionally, the condensed consolidated and combined statements include our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions were eliminated in consolidation and combination.

The combined financial statements for periods prior to and including November 13, 2007 may not be indicative of our future performance and do not necessarily reflect what our condensed consolidated and combined results of operations, financial position, and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented, including changes in our capitalization as a result of the separation. To the extent that an asset, liability, revenue or expense is directly associated with our company, it is reflected in the accompanying consolidated and combined financial statements. Certain general corporate overhead and other expenses for periods prior to the separation have been allocated to us. Management believes such allocations were reasonable; however, they may not be indicative of our actual results had we been operating as an independent, publicly traded company for the periods presented. See “Note 4—Related Party Transactions” for further information regarding allocated expenses.

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

Available For Sale Securities

We determine the appropriate classification of our investments in debt and equity securities at the time of purchase and re-evaluate such determinations at each balance sheet date. We consider our marketable equity investments available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are recorded at fair value and the unrealized gains and losses, net of tax, are included in the determination of comprehensive income and reported in stockholders’ equity. As of June 30, 2008, we had $12.4 million included in “Other non-current assets” in marketable equity securities that were designated as available-for-sale securities. At December 31, 2007, we had $3.7 million in available for sale equity securities. For the three and six months ended June 30, 2008 and 2007, we had no realized loss on available-for-sale securities.

In May 2008, we purchased notes having an aggregate principal amount of $5.0 million from a privately held company. The notes are convertible senior secured notes due 2018 and earns interest at nine percent per annum. The notes are convertible into an ownership interest of up to 49% of the privately held company. In addition, at the option of the privately held company, we may be required to purchase additional notes having an aggregate principal amount of up to $5.0 million within six months from the closing date. The $5.0 million convertible notes are designated as available for sale securities and are measured at fair value each reporting period.

We review periodically our available-for-sale securities for other than temporary declines in fair value and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2008, we believe that the cost basis of our available-for-sale securities was recoverable in all material respects.

Fair value measurement

We adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements “ (“SFAS 157”), effective January 1, 2008, for our financial assets and liabilities. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1	–	Valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	–	Valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and

Level 3	–	Valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus, reflecting assumptions about the market participants.

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of June 30, 2008:

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of June 30, 2008
	(in thousands)
Assets:
Available-for-sale securities	$7,512	$—	$4,901	$12,413

Total	$7,512	$—	$4,901	$12,413

The level 3 asset represents senior secured convertible notes that were purchase in May 2008. The value of the senior secured convertible notes at June 30, 2008, approximates their purchase price.

There were no re-measurements to fair value during the three months ended June 30, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

In December 2007, the FASB ratified EITF No. 07-1, “ Accounting for Collaborative Agreements “ (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements. EITF 07-1 will be applicable to arrangements we may enter into regarding development and commercialization of products and product candidates. EITF 07-1 is effective for us as of January 1, 2009, and its adoption is not expected to have a material impact on our consolidated results of operations or financial position.

(2) Earnings Per Share Information

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares used for the basic calculations plus any potentially dilutive shares for the portion of the year that the shares were outstanding, unless the impact is anti-dilutive. For the three and six months ended June 30, 2007, basic and diluted loss per share were computed using the number of shares of our common stock outstanding after the separation on November 13, 2007. All potentially dilutive employee stock awards were excluded from the computation of diluted loss per common share for all periods, as the effect on net loss per share was anti-dilutive. Calculations of basic and diluted loss per common share information are based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic and dilutive numerator:
Net loss	$(84,143)	$(13,971)	$(79,834)	$(19,642)

Denominator:
Weighted average common shares outstanding—basic and diluted	40,018	39,990	40,007	39,990

Net loss per common share—basic and diluted	$(2.10)	$(0.35)	$(2.00)	$(0.49)

Potentially dilutive shares not included	199	—	190	—

(3) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Finished goods	$11,280	$1,072
Work in process	10,200	9,274
Raw materials	47,046	64,553

	68,526	74,899
Reserve	(885)	(1,222)

	$67,641	$73,677

Inventories consist of products currently approved for marketing. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we considered the market, pricing and demand for competing products, its anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. As of June 30, 2008 and December 31, 2007, capitalized inventory products pending regulatory approval were immaterial.

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

(4) Related Party Transactions

Receivables from related parties totaled $2.5 million and $2.0 million at June 30, 2008 and December 31, 2007, respectively, and payables to related parties totaled $7.0 million at December 31, 2007. Receivables from related parties at June 30, 2008 included $1.5 million in receivables from APP and $1.0 million in receivables from Drug Source Company. At December 31, 2007, we had receivables of $2.0 million from Drug Source Company and a $7.0 million payable to APP.

Transactions with APP Pharmaceuticals, Inc.

In connection with the separation on November 13, 2007, we entered into a number of agreements that govern the relationship between APP and us for a period of time after the separation. The agreements were entered into while we were still a wholly owned subsidiary of Old Abraxis. These agreements include (i) a tax allocation agreement, (ii) an employee matters agreement, (iii) a transition services agreement, (iv) a manufacturing agreement and (v) various real estate leases. Transactions relating to these agreements recorded in our condensed consolidated and combined statement of operations are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Other revenue:
Net rental income	$647	$—	$1,294	$—
Cost of sales:
Manufacturing and distribution costs	534	—	841	—
Facility management fees	750	—	1,500	—
Selling, general and administrative
Net general and administrative costs	(189)	—	(564)	—

Allocated Expenses

Prior to the separation, our product development and general and administrative functions were fully integrated with Old Abraxis, including accounting, treasury, payroll, internal audit, information technology, corporate income tax, legal and investor relations. In addition, Old Abraxis provided manufacturing services to us at cost. After the separation, certain of these arrangements (see above) continue on a temporary basis for a period generally not to exceed 24 months, or four or five years in the case of manufacturing-related activities and lease arrangements. The unaudited consolidated and combined financial statements for the three and six months ended June 30, 2007 reflect the application of certain estimates and allocations, and management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative head count, sales, square footage and management knowledge. These allocated operating expenses totaled $15.2 million and $31.1 million for the three and six months ended June 30, 2007, respectively.

(5) Acquisition

In April 2008, we acquired Shimoda Biotech (Pty) Ltd and its subsidiary, Platco Technologies (Pty) Ltd, located in Plettenberg Bay, South Africa. Shimoda Biotech focuses on the development of new pharmaceutical products by combining successful off-patent molecules with a novel cyclodextrin drug delivery platform, seeking to exploit the faster onset and improved bioavailability characteristics of that platform. Platco Technologies focuses on the development of novel platinum-based anti-cancer drugs. Shimoda’s first cyclodextrin-based product, Dyloject® (diclofenac sodium solution for injection), is an injectable painkiller for the treatment of post-surgical pain. Dyloject® is the world’s first solubilized intravenous formulation of diclofenac. Diclofenac is a non-steroidal anti-inflammatory drugs (NSAID). Dyloject® was launched in December 2007 in the United Kingdom by Javelin Pharmaceuticals under an exclusive worldwide license agreement pursuant to which Shimoda Biotech will receive milestone payments and royalties.

Under the terms of the agreement, we acquired 100% of the equity of both Shimoda Biotech and Platco Technologies for an initial upfront payment at closing of $15.1 million, plus potential additional payments upon the achievement of specified milestones. The purchase price paid, including transaction costs of $0.3 million, was allocated to the net assets and liabilities acquired based on their respective fair values at the acquisition date, which included $8.0 million of intangible assets associated with Dyloject® and $6.9 million in liabilities relating to net milestones payments to be paid in the future. Additionally, $13.9 million of the purchase price was expensed as in-process research and development for projects that, as of the acquisition date, had not yet reached technological or regulatory feasibility and had no alternative future uses in their current states. The results of Shimoda Biotech and Platco Technologies have been included in the condensed consolidated financial statements as of the acquisition date.

(6) Accrued Liabilities

Accrued liabilities consisted of the following at:

	June 30, 2008	December 31, 2007
	(in thousands)
Sales and marketing	$12,728	$15,466
Payroll and employee benefits	11,758	12,249
Legal and insurance	11,906	12,234
Restricted stock units – short-term	—	12,614
Other	7,721	2,364

	$44,113	$54,927

(7) Income Taxes

Our effective tax rate as of June 30, 2008 is 0.26%. The rate was computed based on special state tax rules that were used to compute our taxable base on our gross receipts. We also took into consideration the minimum taxes requirement as part of our state tax expense computation as well as our foreign taxes requirements. The effective tax rate as of June 30, 2008 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. This interpretation clarifies what criteria must be met prior to the recognition of the financial statement benefit of a position taken in a tax return in accordance with FASB Statement No. 109, Accounting for Income Taxes. As of June 30, 2008, we had $5.5 million of gross unrecognized tax benefits, which are included in “Other non-current liabilities” in the accompanying condensed consolidated balance sheet. During the three months ended June 30, 2008, the gross amount of our unrecognized tax benefits increased by approximately $0.3 million as a result of tax positions taken when we were a part of Old Abraxis. The majority of this unrecognized tax benefits, if and when recognized, would affect our effective tax rate. We do not anticipate that any of the unrecognized tax benefits will reverse in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At June 30, 2008, we had no accruable interest or penalties. We are a new entity, and we have yet to file any tax returns; therefore, we do not have any returns currently subject to examination by tax authorities or any open audits.

(8) Comprehensive Loss

Elements of comprehensive loss, net of income taxes, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Foreign currency translation adjustments	$(397)	$(5)	$2,028	$(78)
Unrealized (loss) gain on marketable equity securities	(1,142)	(351)	(3,636)	148

Other comprehensive (loss) income	(1,539)	(356)	(1,608)	70
Net loss	(84,143)	(13,971)	(79,834)	(19,642)

Comprehensive loss	$(85,682)	$(14,327)	$(81,442)	$(19,572)

At June 30, 2008 and December 31, 2007, we had cumulative foreign currency translation gain adjustments of $2.2 million and $0.3 million, respectively. In addition, at June 30, 2008 and December 31, 2007, we had cumulative unrealized losses on marketable equity securities of $3.0 million and $0.4 million, respectively.

(9) Contingencies

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against Old Abraxis in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan-owned patents. Élan seeks unspecified damages and an injunction. In August 2006, Old Abraxis filed a response to Élan’s complaint contending that it did not infringe on the Élan patents and that the Élan patents are invalid. On June 13, 2008, the jury ruled that we infringed upon one of Élan’s patent, which runs until 2011, and awarded Élan $55.2 million in damages for sales of Abraxane® through the judgment date. We are pursuing post-trial motions and are appealing the jury ruling. We assumed any liability of Old Abraxis relating to this litigation in connection with the separation. As of June 30, 2008, we recorded accrued litigation costs of $58.3 million for this matter, which includes $2.2 million of pre-judgment interest

On or about December 7, 2005, several stockholder derivative and class action lawsuits were filed against Old Abraxis, its directors and American BioScience, Inc. (“ABI”) in the Delaware Court of Chancery relating to the 2006 merger between Old Abraxis (then known as American Pharmaceutical Partners) and ABI. Old Abraxis was a nominal defendant in the stockholder derivative actions. The lawsuits allege that Old Abraxis’ directors breached their fiduciary duties to stockholders by causing Old Abraxis to enter into the merger agreement, which, it is alleged unjustly enriched ABI’s stockholders and caused the value of the shares held by Old Abraxis’ public stockholders to be significantly diminished. The lawsuits seek, among other things, an unspecified amount of damages and the rescission of the merger. In May 2007, the plaintiffs voluntarily dismissed the derivative and unjust enrichment claims, and the action is proceeding as a putative class action solely against the individual defendants. We are no longer a party to this action, but we assumed any liability of Old Abraxis relating to this litigation in connection with the separation.

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

We record accruals for contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. No amounts were accrued for the stockholder derivative and class action matters described above as of June 30, 2008 as the action is proceeding as a putative class action solely against the individual defendants (and not our company) nor could we reasonably estimate the maximum potential exposure or the range of possible loss or accurately predict or determine the eventual outcome of this matter. These assessments involve complex judgments about future events and rely on estimates and assumptions. Although we believe we have substantial defenses in these matters, litigation is inherently unpredictable and we could in the future incur judgments or enter into settlements that could have a material adverse effect on our results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain forward-looking statements within the meaning of federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. These risks and uncertainties include those described in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements, whether express or implied, are not guarantees of future performance and are subject to risks and uncertainties, which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the amount and timing of costs associated with the continuing global launch of Abraxane®;

•	our ability to maintain and/or improve sales and earnings performance;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the market adoption of any new pharmaceutical products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in “Item 1A: Risk Factors” of Part II of this Quarterly Report on Form 10-Q and other documents we file from time to time with the Securities and Exchange Commission. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, including “Item 1: Business”; “Item 1A: Risk Factors”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplemental Data.”

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

Also, in connection with the separation, APP contributed $700 million in cash to us. We are using this contribution primarily to establish our presence globally in connection with the worldwide commercialization of Abraxane®, to support clinical trial activity to expand indications for Abraxane®, to invest in research and development to commercialize our clinical and discovery pipelines and for potential strategic opportunities as well as for general corporate purposes, including working capital and capital expenditures.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and June 30, 2007

The following table sets forth the results of our operations for the three months ended June 30, 2008 and 2007, and forms the basis for the following discussion of our operating activities:

	Three Months Ended June 30,		Change Favorable (Unfavorable) 2008 vs. 2007
	2008	2007	$	%
	(unaudited, in thousands, except per share data)
Consolidated and combined statements of operations data:
Revenue:
Abraxane	$73,833	$78,670	$(4,837)	(6)%
Other	3,789	4,547	(758)	(17)%

Net revenue	77,622	83,217	(5,595)	(7)%
Cost of sales	9,945	6,899	(3,046)	(44)%

Gross profit	67,677	76,318	(8,641)	(11)%
Operating expenses:
Research and development	21,693	16,947	(4,746)	(28)%
Selling, general and administrative	52,666	73,209	20,543	28%
Litigation costs	58,257	—	(58,257)	—
Acquired in-process research and development	13,900	—	(13,900)	—
Amortization of acquired intangible assets	9,958	9,653	(305)	(3)%
Equity in net income of Drug Source Co., LLC	(24)	(1,178)	(1,154)	(98)%

Total operating expenses	156,450	98,631	(57,819)	(59)%

Loss from operations	(88,773)	(22,313)	(66,460)	(298)%
Interest income and other	4,829	43	4,786	11,130%

Loss before income taxes	(83,944)	(22,270)	(61,674)	(277)%
Provision (benefit) for income taxes	199	(8,299)	8,498	(102)%

Net loss	$(84,143)	$(13,971)	$(70,172)	(502)%

Basic and diluted net loss per common share	$(2.10)	$(0.35)
Basic and diluted weighted average common shares outstanding	40,018	39,990

Net Revenue

Net revenue for the three months ended June 30, 2008 decreased by $5.6 million, or 6.7%, to $77.6 million as compared to $83.2 million for the same period in 2007. Net revenue for the three months ended June 30, 2008 included $10.2 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca and the license agreements with Taiho and Green Cross as compared to $9.8 million of recognized deferred revenue for the same period in the prior year.

Abraxane revenue for the three months ended June 30, 2008 decreased $4.8 million to $73.8 million compared to $78.7 million for the same period of 2007. Revenue for the most recent quarter was impacted by a delay of anticipated product orders. Excluding the recognition of deferred revenue, total Abraxane revenue for the three months ended June 30, 2008 decreased to $64.7 million, or 6.6% from the previous year’s comparable period.

Gross Profit

Gross profit for the three months ended June 30, 2008 was $67.7 million, or 87.2% of net revenue, as compared to $76.3 million, or 91.7% of net revenue, for the same period of 2007. Excluding the recognized deferred revenue, gross profit as a percentage of net revenue for the three months ended June 30, 2008 was 85.5%. The decrease in gross profit reflected lower production volumes.

Research and Development

Research and development expense for the three months ended June 30, 2008 increased $4.7 million, or 28.0%, to $21.7 million as compared to $16.9 million for the same period in 2007. The increase was primarily due to pre-launch costs related to our Phoenix, Arizona manufacturing facility, which was acquired in July 2007, and increases in spending related to clinical trials and research projects.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2008 decreased $20.5 million to $52.7 million, or 67.8% of net revenue, from $73.2 million, or 88.0% of net revenue, for the same period in 2007. The decrease primarily reflected higher legal costs incurred in the second quarter of 2007, as well as lower shared marketing expenses under the AstraZeneca co-promotion agreement and lower marketing personnel and program expenses. This was partially offset by additional commission expense relating to the co-promotion agreement.

Litigation Costs

In June 2008, a jury ruled that we infringed upon one of Élan’s patent, which runs until 2011, and awarded Élan $55.2 million in damages for sales of Abraxane through the judgment date. We are pursuing post-trial motions and are appealing the jury ruling (See Note 10 – Contingencies to the condensed consolidated financial statements for further discussion). For the three months ended June 30, 2008, we accrued $58.3 million for this matter, which includes $2.2 million of pre-judgment interest.

Acquired In-Process Research and Development

In connection with the purchase of Shimoda Biotech (Proprietary) Limited and Platco Technologies (Proprietary) Limited in April 2008, we acquired certain research and development projects that were required to be expensed in accordance with generally accepted accounting principles. Approximately $13.9 million of the purchase price was expensed as in-process research and development for projects that, as of the acquisition date, had not yet reached technological or regulatory feasibility and had no alternative future uses in their current states.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased in the three months ended June 30, 2008 as compared to the same period in 2007 because of incremental amortization associated with the Shimoda Biotech and Platco Technologies acquisitions in April 2008.

Equity Income in Drug Source Company, LLC

Drug Source Company, LLC is 50% owned by us and is a selling agent of raw material to the pharmaceutical industry. Our investment in Drug Source Company is intended to both generate a return on our investment and to strengthen our future strategic sourcing capabilities over time. Because our 50% ownership interest in Drug Source Company does not provide financial or operational control of Drug Source Company, we account for our interest in Drug Source Company under the equity method. Income from Drug Source Company in the second quarter of 2008 was lower than the corresponding period in 2007 due to a higher reserve taken on certain accounts receivable balances.

Other Non-Operating Items

Interest income and other consisted primarily of interest earned on invested cash and other miscellaneous items. The increase in interest income and other for the three months ended June 30, 2008 of $4.8 million was primarily related to interest earned on cash investments. For the three months ended June 30, 2008, the average yield on cash investments was 2.8%.

Provision for Income Taxes

Our effective tax rate for the three months ended June 30, 2008 was approximately 0.02%. The rate is computed based on special state tax rules that were used to compute our taxable base on our gross receipts in certain states. We also took into consideration minimum tax requirements as part of our state tax expense computation. The effective tax rate for the three months ended June 30, 2008 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

Six Months Ended June 30, 2008 and June 30, 2007

The following table sets forth the results of our operations for the six months ended June 30, 2008 and 2007, and forms the basis for the following discussion of our operating activities:

	Six Months Ended June 30,		Change Favorable (Unfavorable) 2008 vs. 2007
	2008	2007	$	%
	(unaudited, in thousands, except per share data)
Consolidated and combined statements of operations data:
Revenue:
Abraxane	$153,765	$149,553	$4,212	3%
Other	5,999	5,557	442	8%

Net revenue	159,764	155,110	4,654	3%
Cost of sales	18,552	14,558	(3,994)	(27)%

Gross profit	141,212	140,552	660	0%
Operating expenses:
Research and development	42,515	32,660	(9,855)	(30)%
Selling, general and administrative	97,966	122,247	24,281	20%
Litigation costs	58,257	—	(58,257)	—
Acquired in-process research and development	13,900	—	(13,900)	—
Amortization of acquired intangible assets	19,611	19,305	(306)	(2)%
Equity in net (income) loss of Drug Source Co., LLC	224	(1,896)	(2,120)	(112)%

Total operating expenses	232,473	172,316	(60,157)	(35)%

Loss from operations	(91,261)	(31,764)	(59,497)	(187)%
Interest income and other	11,651	339	11,312	3,337%

Loss before income taxes	(79,610)	(31,425)	(48,185)	(153)%
Provision (benefit) for income taxes	224	(11,783)	(12,007)	(102)%

Net loss	$(79,834)	$(19,642)	$(60,192)	(306)%

Basic and diluted net loss per common share	$(2.00)	$(0.49)
Basic and diluted weighted average common shares outstanding	40,007	39,990

Net Revenue

Net revenue for the six months ended June 30, 2008 increased by $4.7 million, or 3.0%, to $159.8 million as compared to $155.1 million for the same period in 2007. Net revenue for the six months ended June 30, 2008 included $20.4 million of recognized deferred revenue relating to the AstraZeneca co-promotion agreement and the license agreements with Taiho and Green Cross as compared to $19.6 million of recognized deferred revenue for the same period in the prior year.

Abraxane revenue for the six months ended June 30, 2008 increased $4.2 million to $153.8 million compared to $149.6 million for the same period in 2007. The increase was primarily due to a price increase which took effect in January 2008 and slightly higher unit sales of Abraxane in the first quarter of 2008. Excluding the recognition of deferred revenue, total Abraxane revenue for the six months ended June 30, 2008 increased to $135.6 million, or 3.2%, as compared to $131.4 million for the previous year’s comparable period.

Gross Profit

Gross profit for the six months ended June 30, 2008 was $141.2 million, or 88.4% of net revenue, as compared to $140.6 million, or 90.6% of net revenue, for the same period in 2007. Excluding the recognized deferred revenue, gross profit as a percentage of net revenue for the six months ended June 30, 2008 was 86.9% as compared to 89.4% for the same period in 2007, with the decrease primarily due to lower second quarter 2008 production volumes.

Research and Development

Research and development expense for the six months ended June 30, 2008 increased $9.9 million, or 30.2%, to $42.5 million as compared to $32.7 million for the same period in 2007. The increase was primarily due to pre-launch costs related to our Phoenix, Arizona manufacturing facility acquired in July 2007 and increased regulatory and research project spending.

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 30, 2008 decreased $24.3 million to $98.0 million, or 61.3% of net revenue, from $122.2 million, or 78.8% of net revenue, for the same period in 2007. The decrease was due primarily to higher legal costs incurred in the second quarter of 2007, reduced shared marketing and other expenses under the co-promotion agreement associated with lower U.S. Abraxane sales and lower marketing expenses. The decrease in selling, general and administrative expense was partially offset by additional commission expense relating to the co-promotion agreement.

Litigation Costs

On June 13, 2008, a jury ruled that we infringed upon one of Élan’s patent, which runs until 2011, and awarded Élan $55.2 million in damages for sales of Abraxane® through the judgment date. We are pursuing post-trial motions and are appealing the jury ruling (See Note 10 – Contingencies to the condensed consolidated financial statements for further discussion). As of June 30, 2008, we accrued $58.3 million for this matter, which includes $2.2 million of pre-judgment interest.

Acquired In-Process Research and Development

In connection with the purchase of Shimoda Biotech and Platco Technologies in April 2008, we acquired certain research and development projects that were required to be expensed in accordance with generally accepted accounting principles. Approximately $13.9 million of the purchase price was expensed as in-process research and development for projects that, as of the acquisition date, had not yet reached technological or regulatory feasibility and had no alternative future uses in their current states.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased in the six months ended June 30, 2008 as compared to the same period in 2007 because of incremental amortization associated with the Shimoda Biotech and Platco Technologies acquisitions in April 2008.

Equity Income in Drug Source Company, LLC

Our equity in Drug Source Company for the six months ended June 30, 2008 was a loss of $0.2 million versus income of $1.9 million for the corresponding period in 2007. For the six months ended June 30, 2008, Drug Source Company results were negatively impacted by higher than anticipated product returns and an increased reserve taken on certain receivable balances.

Other Non-Operating Items

Interest income and other consisted primarily of interest earned on invested cash and other miscellaneous items. The increase in interest income and other in the six months ended June 30, 2008 of $11.3 million was primarily related to interest earned on cash investments. For the six months ended June 30, 2008, the average yield on cash investments was 3.3%.

Provision for Income Taxes

Our effective tax rate for the six months ended June 30, 2008 was approximately 0.07%. The rate is computed based on special state tax rules that were used to compute our taxable base on our gross receipts. We also took into consideration minimum tax requirements as part of our state tax expense computation. The effective tax rate for the six months ended June 30, 2008 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Summary Financial Position
Cash, cash equivalents and short-term investments	$656,969	$705,125
Working capital	660,976	735,181
Total assets	1,462,488	1,502,255
Total stockholders’ equity	1,119,800	1,197,387

	Six Months Ended June 30,
	2008	2007
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(11,193)	$(18,963)
Purchases of property, plant and equipment	(13,248)	(16,382)
Cash paid for acquisition, net of cash acquired	(14,998)	—
Purchases of investments and other marketable securities	(9,393)	(1,783)
Financing activities	639	37,097

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $11.2 million for the six months ended June 30, 2008 compared to net cash used in operating activities of $19.0 million for the same period in 2007. The increase in cash from operations of $7.8 million was primarily due to decreases in accounts accounts payable offset by an increase in accounts receivable. Additionally, higher interest income earned on our cash balance in 2008 also increased cash from operating activities over the prior year.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and to acquire various intellectual property rights. Additionally, we purchased investments and marketable securities, which we classify as available for sale securities.

Net cash used for the acquisition of property, plant and equipment for the six months ended June 30, 2008 totaled $13.2 million. The majority of this amount related to expenditures for the modernization of our Melrose Park, Illinois and Phoenix, Arizona manufacturing facilities. For the six months ended June 30, 2008, we purchased $9.4 million in marketable securities and other investments. Additionally, in 2008, net cash paid for acquisition of $15.0 million relates to our acquisition of Shimoda Biotech and Platco Technologies.

Net cash used for acquisition of property, plant and equipment for the six months ended June 30, 2007 was $16.4 million. This amount primarily related to the acquisition of our Puerto Rico facility. In addition, we paid $1.8 million for investments and marketable securities in 2007.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2008 represented cash received upon the exercise of options. Net cash provided by financing activities for the six months ended June 30, 2007 included $37.1 million in net transactions with parent company. For periods prior to November 13, 2007, net transactions with parent company were presented in lieu of stockholder’s equity as the assets and liabilities that comprised our company were a part of Old Abraxis.

Sources of Financing and Capital Requirements

We have historically funded our research and development activities through product licenses fees, including milestones, and borrowings, whereas our primary sources of liquidity have been cash flow from operations and funding from Old Abraxis with which we had inter-company transactions prior to the separation.

We received a $700 million cash contribution from APP in connection with the separation. We are using this cash contribution primarily to establish our presence globally in connection with the worldwide commercialization of Abraxane® , to support clinical trial activity to expand indications for Abraxane® , to invest in research and development to commercialize our clinical and discovery pipelines and for potential strategic opportunities as well as for general corporate purposes, including working capital and capital expenditures. We generally purchase short-term, investment grade, interest-bearing securities for cash investments.

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

Revenue Recognition

Abraxane® Revenue Recognition

We recognize revenue from the sale of a product when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and Medicaid rebates. Our methodology used to estimate and provide for these sales provisions was consistent across all periods presented. Accruals for sales provisions are presented in our consolidated and combined financial statements as a reduction of net revenue and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

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

Research Revenue Recognition

Research revenue generally consists of amounts earned from the development and research to advance the commercial application of pharmaceutical compounds for third parties. Such research revenue may include upfront license fees, milestone payments and reimbursement of development and other costs, and royalties. Non-refundable upfront license fees under which we have continuing involvement in the form of development, manufacturing or commercialization are recognized as revenue ratably over either the development period, if the development risk is significant, or the estimated product useful life, if the development risk has been substantially eliminated. Achievement-based milestone payments are recognized as revenue when the milestone objective is attained and the earnings process relating to such payments is complete. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

Other Deferred Revenue

Other deferred revenue primarily consists of upfront payments earned from our co-promotion and license agreements. Such deferred revenue is recognized as earned ratably over the life of each agreement.

Sales Provisions

Our sales provisions totaled $16.3 million and $14.3 million for the six months ended June 30, 2008 and 2007, respectively, and related reserves totaled $8.0 million and $7.9 million at June 30, 2008 and December 31, 2007, respectively. The increase in reserves relates primarily to contractual allowance reserves associated with increased sales of Abraxane®, as well as the timing of the related payments.

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

Our net chargeback reserve totaled $1.0 million and $1.2 million at June 30, 2008 and December 31, 2007, respectively. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to what level of their sales are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of our initial sale. As a result, we rely on internal data, external IMS data and management estimates in order to estimate the amount of inventory in the channel subject to future chargeback. The amount of inventory in the channel is comprised of physical inventory at the distributor and end user sales that the distributor has yet to report. Physical inventory in the channel is determined by the difference between our sales less end user sales as reported by IMS. As IMS data is reported approximately one month after end user sales, the last month of end user sales is determined by a mathematical trend incorporating IMS data for prior months. We estimate yet to be reported end user sales based on a historical average number of days to process chargeback activities from the date of the end user sale. We also review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material to our statements of operations. As a proprietary product, Abraxane® does not require significant chargeback reserves. A one percent increase in wholesale units pending chargeback at June 30, 2008 would decrease total revenue in the six months ended June 30, 2008 by less than $0.1 million.

Contractual Allowances, Returns and Credits and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $6.0 million and $6.2 million at June 30, 2008 and December 31, 2007, respectively. A one percent increase in contractual allowances for the six months ended June 30, 2008 would decrease net sales by $0.4 million. Contractual allowances are reflected in the condensed consolidated and combined financial statements as a reduction of net revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return product within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $0.1 million and $0.4 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased net revenue for the six months ended June 30, 2008 by less than $0.1 million.

We establish a reserve for bad debts based on general and identified customer credit exposure. Our historic bad debt losses are not significant.

Inventories

Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we considered the market, pricing and demand for competing products, its anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. As of June 30, 2008 and December 31, 2007, capitalized inventory products pending regulatory approval were immaterial.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or our product cost exceeds realizable market value. In instances where inventory is at or approaching expiry, is not expected to be saleable based on our quality and control standards or for which the selling price has fallen below cost, a reserve is established. We reserve for any inventory impairment based on the specific facts and circumstances. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we consider the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. Provisions for inventory reserves are reflected in the combined financial statements as an element of cost of sales with inventories presented net of related reserves.

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

Up to the date of the separation on November 13, 2007, our product development and general and administrative functions were fully integrated with Old Abraxis, including accounting, treasury, payroll, internal audit, information technology, corporate income tax, legal and investor relations. In addition, Old Abraxis provided manufacturing services to us at cost. After the separation, certain of these arrangements will continue on a temporary basis for a period generally not to exceed 24 months (or four or five years with respect to the manufacturing arrangement and real estate leases). The accompanying condensed consolidated and combined financial statements reflect the application of certain estimates and allocations, and management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative head count, sales, square footage and management knowledge. These allocated operating expenses totaled $15.2 million and $31.1 million for the three and six months ended June 30, 2007, respectively. The financial information in the consolidated and combined financial statements does not include all the expenses that would have been incurred had we been a separate, stand-alone entity for the periods prior to November 13, 2007. As such, the financial information for the three and six months ended June 30, 2007 and 2008 does not reflect the combined financial position, results of operations and cash flows of us in the future or what they would have been, had we been a separate, stand-alone entity for the periods prior to November 13, 2007.

Stock-Based Compensation

We account for stock based compensation in accordance with FAS 123R, which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. We use the straight-line attribution method to recognize share-based compensation expenses over the applicable vesting period of the award. Generally, options currently granted expire ten years from the grant date and vest ratably over a four-year period. Restricted stock units (“RSUs”) granted under the 2001 Stock Incentive Plan generally vest ratably over a four-year period, while awards under the American BioScience Restricted Unit Plan II (“RSU Plan II”) generally vested with respect to one half of the units on April 18, 2008 and will vest with respect to the remaining one half of the units on April 18, 2010.

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

We assumed an agreement between Old Abraxis and RSU Plan LLC (“RSU LLC”), of which our chief executive officer and chairman is a member. Under the terms of this agreement, RSU LLC has agreed that prior to the date on which restricted stock units issued pursuant to RSU Plan II become vested, RSU LLC will deliver, or cause to be delivered, to us the number of our shares of common stock or cash (or a combination thereof) in an amount sufficient to satisfy the obligations to participants under RSU Plan II of the vested restricted stock units. We are required to satisfy our obligations under the RSU Plan II by paying to the participants in RSU Plan II cash and/or shares of our common stock in the same proportion as was delivered by the RSU LLC. The intention of this agreement is to have RSU LLC satisfy our obligations under the RSU Plan II so that there will not be any further dilution to our stockholders as a result of our assumption of RSU Plan II.

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

Acquisitions

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. When we acquire net assets that do not constitute a business under generally accepted accounting principles in the United States, no goodwill is recognized.

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

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. For example, the useful life of the right associated with a pharmaceutical product’s exclusive patent will be finite and generally will result in amortization expense being recorded in our results of operations over a determinable period. However, the useful life associated with a brand that has no patent protection but that retains, and is expected to retain, a distinct market identity could be considered to be indefinite and the asset would not be amortized.

Impairment of long-lived assets

We review all of our long-lived assets, including goodwill and other intangible assets, for impairment indicators at least annually and we perform detailed impairment testing for goodwill annually and for all other long-lived assets whenever impairment indicators are present. Examples of those events or circumstances that may be indicative of impairment include:

•

A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including a successful challenge of our patent rights that could result in generic competition earlier than expected.

•

A significant adverse change in the extent or manner in which an asset is used, including restrictions imposed by the FDA or other regulatory authorities that could affect our ability to manufacture or sell a product.

•

A projection or forecast that demonstrates losses associated with an asset, including a change in a government reimbursement program that could result in an inability to sustain projected product revenues or profitability or the introduction of a competitor’s product that could result in a significant loss of market share.

The value of intangible assets is determined primarily using the “income method,” which starts with a forecast of all expected future net cash flows. Accordingly, the potential for impairment for intangible assets may exist if actual revenues are significantly less than those initially forecasted or actual expenses are significantly more than those initially forecasted. Some of the more significant estimates and assumptions inherent in the intangible asset impairment estimation process include: the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory or economic barriers to entry as well as expected changes in standards of practice for indications addressed by the asset.

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

In December 2007, the FASB ratified EITF No. 07-1, “ Accounting for Collaborative Agreements “ (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined. EITF 07-1 will be applicable to arrangements we may enter into regarding development and commercialization of products and product candidates. EITF 07-1 is effective for us as of January 1, 2009, and its adoption is not expected to have a material impact on our consolidated results of operations or financial position.

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

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of June 30, 2008, there were no outstanding hedge arrangements.

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

Interest Rate Risk: As of June 30, 2008, we had no debt obligations outstanding. Consequently, we have minimal current exposure to changes in interest rates on borrowings.

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

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against Old Abraxis in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan-owned patents. Élan seeks unspecified damages and an injunction. In August 2006, Old Abraxis filed a response to Élan’s complaint contending that it did not infringe on the Élan patents and that the Élan patents are invalid. On June 13, 2008, the jury ruled that we infringed upon one of Élan’s patent, which runs until 2011, and awarded Élan $55.2 million in damages for sales of Abraxane® through the judgment date. We are pursuing post-trial motions and are appealing the jury ruling. We assumed any liability of Old Abraxis relating to this litigation in connection with the separation.

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

Our future profitability is highly dependent upon the strong market acceptance of Abraxane®. For the six months ended June 30, 2008 and the year ended December 31, 2007, total Abraxane® revenue was $153.8 million and $324.7 million, respectively, including $18.2 million and $36.4 million, respectively, of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca. Because Abraxane® is our only approved product, Abraxane® revenue represented approximately 96% and 97% of our revenues for the six months ended June 30, 2008 and year ended December 31, 2007, respectively. We anticipate that sales of Abraxane® will remain a substantial portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®.

Abraxane® could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

•	lower prices offered on similar products by other manufacturers including generic forms of taxol;

•	substitute or alternative products or therapies;

•	development by others of new pharmaceutical products or treatments that are more effective than Abraxane®;

•	introduction of other generic equivalents or products which may be therapeutically interchanged with Abraxane®;

•	interruptions in manufacturing or supply;

•	changes in the prescribing practices of physicians;

•	changes in third-party reimbursement practices; and

•	migration of key customers to other manufacturers or sellers.

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

Future or existing patents issued to third parties may contain claims that conflict with our products. We may be subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future with respect to Abraxane®, products that we may develop or products that we may license. We are in the process of appealing the jury ruling in the patent infringement lawsuit with Élan Pharmaceutical Int’l Ltd. See “Item 1—Legal Proceedings” above. Litigation or interference proceedings could force us to:

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

Our Chief Executive Officer and Chairman of our board of directors, Patrick Soon-Shiong, M.D., owns approximately 80% of the outstanding capital stock of APP and us. He is also the Chairman of the APP board of directors. Accordingly, he may experience conflicts of interest with respect to decisions involving business opportunities and similar matters that may arise in the ordinary course of our business, on the one hand, and the business of APP, on the other hand.

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

We depend heavily on the principal members of our management and research and development teams, including Dr. Patrick Soon-Shiong, Chief Executive Officer, David O’Toole, Chief Financial Officer, Bruce Wendel, Executive Vice President of Corporate Operations and Development, Neil P. Desai, Vice President of Research and Development, and Nicholas Everett, Chief Scientist, Drug Discovery. Each of the members of the executive management team is employed “at will.” The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

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

We are subject to risks associated with international operations, which could harm both our domestic and international operations.

As part of our business strategy and growth plan, we plan to expand our international sales as we obtain regulatory approvals to market our Abraxane and other product candidates in foreign countries, including countries in the European Union and Asia. Expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise harm our business. In addition, international operations are subject to risks, including:

•	regulatory requirements of differing nations;

•	inadequate protection of intellectual property;

•	difficulties and costs associated with complying with a wide variety of complex domestic and foreign laws and treaties;

•	legal uncertainties regarding, and timing delays associated with, tariffs, export licenses and other trade barriers; and

•	currency fluctuations.

Any of these or other factors could adversely affect our ability to compete in international markets and our operating results.

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

We anticipate that it generally will take up to 24 months to completely separate from Old Abraxis, with the exception of manufacturing activities which APP will undertake for us and certain lease arrangements, which will last for a period of four or five years. Our separation from Old Abraxis may not be successfully or cost-effectively completed. The failure to do so could have an adverse effect on our business, financial condition and results of operations.

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

Our management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those written policies and procedures that:

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

Under the terms of the tax allocation agreement, we agreed to indemnify APP against all tax liabilities to the extent they relate to the proprietary products business, and APP agreed to indemnify us against all tax liabilities to the extent they relate to the hospital-based products business. The tax allocation agreement also generally allocates between us and APP any liability for taxes that may arise in connection with the distribution. On July 6, 2008, APP entered into a merger agreement with Fresenius SE and certain of its direct and indirect subsidiaries. Pursuant to the merger agreement, Fresenius will acquire all of the outstanding common stock of APP. Pursuant to the tax allocation agreement and the merger agreement, the acquisition is conditioned upon receipt by APP of a tax opinion, in form and substance reasonably acceptable to us, that the acquisition should not affect the qualification of the distribution under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code and the nonrecognition of gain to APP in the distribution. Under the terms of the tax allocation agreement, we are generally liable for, and are required to indemnify APP against, any tax liability arising as a result of the distribution failing to qualify for tax-free treatment unless, notwithstanding such tax opinion, such tax liability is imposed as a result of an acquisition of APP, including the acquisition of APP by Fresenius, or certain other specified acts of APP.

Under the terms of the manufacturing agreement, we have agreed to indemnify APP from any damages resulting from a third-party claim caused by or alleged to be caused by (i) our failure to perform our obligations under the manufacturing agreement; (ii) any product liability claim arising from the negligence, fraud or intentional misconduct of us or any of our affiliates or any product liability claim arising from our manufacturing obligations (or any failure or deficiency in our manufacturing obligations) under the manufacturing agreement; (iii) any claim that the manufacture, use or sale of Abraxane® or our pipeline products infringes a patent or any other proprietary right of a third party; or (iv) any recall, product liability claim or other third-party claim not arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by APP, by reason of the $100 million limitation of liability described below. We have also agreed to indemnify APP for liabilities that it becomes subject to as a result of its activities under the manufacturing agreement and for which it is not responsible under the terms of the manufacturing agreement. APP has agreed to indemnify us from any damages resulting from a third-party claim caused by or alleged to be caused by (i) APP’s gross negligence, bad faith, intentional misconduct or intentional failure to perform its obligations under the manufacturing agreement; or (ii) any product liability claim arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by APP. APP generally will not have any liability for monetary damages to us or third parties in connection with the manufacturing agreement for damages in excess of $100 million in the aggregate.

There are no time limits on when an indemnification claim must be brought and no other monetary limits on the amount of indemnification that may be provided. These indemnification obligations could be significant. Our ability to satisfy any of these indemnification obligations will depend upon the future financial strength of our company. We cannot determine whether we will have to indemnify APP for any substantial obligations. We also cannot assure you that, if APP becomes obligated to indemnify us for any substantial obligations, APP will have the ability to satisfy those obligations. Any indemnification payment by us, or any failure by APP to satisfy its indemnification obligations, could have a material adverse effect on our business.

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

All of the shares of our common stock issued in connection with the separation, other than shares issued to our affiliates, are eligible for immediate resale in the public market. Although shares issued to our affiliates are not immediately freely tradable, we have granted registration rights to the former ABI shareholders, including our Chief Executive Officer. Under the registration rights agreement, the former ABI shareholders will have the right to require us to register all or a portion of the shares of our common stock they received in connection with the separation. In addition, the former ABI shareholders may require us to include their shares in future registration statements that we file and our Chief Executive Officer may require us to register shares for resale on a Form S-3 registration statement. Upon registration, the registered shares generally will be freely tradeable in the public market without restriction. However, in connection with any underwritten offering, the holders of registrable securities will agree to lock up any other shares for up to 90 days and will agree to a limit on the maximum number of shares that can be registered for the account of the holders of registrable securities under so-called “shelf” registration statements.

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

We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chief Executive Officer (who with members of his immediate family and entities affiliated with him own approximately 80% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively. These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.

Under U.S. federal bankruptcy laws or comparable provisions of state fraudulent transfer laws, you could be required to return all or a portion of the shares received in the distribution.

In connection with the separation, Old Abraxis incurred $1 billion in indebtedness and contributed $700 million of those proceeds to us prior to the separation. If Old Abraxis is insolvent or rendered insolvent as a result of the distribution of our common stock to the holders of Old Abraxis common stock, or if any of Old Abraxis and/or one or more of its subsidiaries that incurs a portion of the indebtedness is insolvent or rendered insolvent either as a result of the incurrence of the indebtedness or the ultimate dividend/transfer of the proceeds of such indebtedness to us, there is a risk that a creditor (or a creditor representative) of Old Abraxis could bring fraudulent transfer claims to recover all or a portion of our common stock received in the separation and distribution and that the persons receiving such distributions would be required to return all or a portion of such distributions if such claims were successful. It was a condition to the completion of the transactions that Old Abraxis received opinions of a valuation firm with respect to Old Abraxis and its subsidiaries’ solvency at the time it declared the distributions and at the time the distributions were made.

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

ABRAXIS BIOSCIENCE, INC.

By:	/s/ DAVID D. O’TOOLE
David D. O’Toole Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Reference is made to Exhibit 2.1 hereto)

10.2	Tax Allocation Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.3	Transition Services Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.4	Employee Matters Agreement among APP Pharmaceuticals, Inc., APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.13	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.15	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.16	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.19	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

10.20*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.21	Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.22†	Employment Agreement, dated as of May 22, 2008, between the Registrant and David O’Toole

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.