Form 10-Q
period 2008-09-30
Abraxis BioScience, Inc.
filed 2008-11-14
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the registrant had 40,063,780 shares of $0.001 par value common stock outstanding.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par and share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$643,747	$705,125
Accounts receivable, net of allowance for chargebacks of $998 in 2008 and $1,172 in 2007 and credit returns of $328 in 2008 and $414 in 2007	37,857	43,944
Related party receivable	9,936	1,958
Inventories	64,421	73,677
Prepaid expenses and other current assets	17,760	18,572
Deferred income taxes	61,502	33,696

Total current assets	835,223	876,972
Property, plant and equipment, net	148,428	145,120
Investment in Drug Source Company, LLC	9,519	9,275
Intangible assets, net	186,465	205,231
Goodwill	241,361	241,361
Other non-current assets	32,097	24,296

Total assets	$1,453,093	$1,502,255

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,256	$33,579
Accrued liabilities	48,748	54,927
Accrued litigation costs	57,609	—
Accounts payable to related parties	—	6,986
Income taxes payable	—	5,010
Deferred revenue	41,155	41,289

Total current liabilities	176,768	141,791
Deferred income taxes	62,125	32,396
Long-term portion of deferred revenue	90,840	121,138
Other non-current liabilities	15,694	9,543

Total liabilities	345,427	304,868
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 40,062,107 and 39,993,684 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	40	40
Additional paid-in capital	1,199,178	1,192,461
Accumulated deficit/retained earnings	(90,811)	4,082
Accumulated other comprehensive (loss) income	(741)	804

Total stockholders’ equity	1,107,666	1,197,387

Total liabilities and stockholders’ equity	$1,453,093	$1,502,255

See notes to condensed consolidated and combined financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated and Combined Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands, except per share data)
Abraxane revenue	$92,045	$86,368	$245,810	$235,919
Other revenue	1,336	1,423	7,335	6,982

Net revenue	93,381	87,791	253,145	242,901
Cost of sales	11,128	11,618	29,680	26,176

Gross profit	82,253	76,173	223,465	216,725
Operating expenses:
Research and development	24,097	28,708	66,612	61,368
Selling, general and administrative	53,191	55,688	152,026	177,935
Litigation costs	221	—	57,609	—
Acquired in-process research and development	—	—	13,900	—
Impairment charge	9,214	—	9,214	—
Amortization of acquired intangible assets	9,872	9,653	29,483	28,958
Equity in net income of Drug Source Company, LLC	(469)	(1,044)	(245)	(2,941)

Total operating expense	96,126	93,005	328,599	265,320

Loss from operations	(13,873)	(16,832)	(105,134)	(48,595)
Interest income	4,274	162	15,385	557
Other expense	(5,481)	(49)	(4,941)	(106)

Loss before income taxes	(15,080)	(16,719)	(94,690)	(48,144)
(Benefit) provision for income taxes	(21)	53	203	(11,730)

Net loss	$(15,059)	$(16,772)	$(94,893)	$(36,414)

Basic and diluted net loss per common share	$(0.38)	$(0.42)	$(2.37)	$(0.91)

The composition of stock-based compensation included above is as follows:
Cost of sales	$108	$151	$273	$1,078
Research and development	555	2,243	2,954	5,855
Selling, general and administrative	1,342	2,454	5,881	8,373

	$2,005	$4,848	$9,108	$15,306

See notes to condensed consolidated and combined financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(94,893)	$(36,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,173	7,630
Amortization of acquired intangible assets	29,483	28,958
Amortization of deferred revenue	(30,432)	(29,382)
Impairment changes	9,214	—
Net recognized losses on investments and derivatives	5,925	—
Acquired in-process research and development charge	13,900	—
Stock-based compensation	9,108	15,306
Non-cash legal expense	—	14,763
Loss on disposal of property, plant and equipment	—	275
Deferred income taxes	(183)	(7,784)
Equity in net loss (income) of Drug Source Company, LLC, net of dividends received	(245)	(2,941)
Changes in operating assets and liabilities:
Accounts receivable, net	6,137	(7,104)
Related party receivable	(7,978)	(1)
Inventories	9,271	5,154
Prepaid expenses and other current assets	3,098	(12,321)
Accounts payable and accrued expenses	(24,856)	17,268
Accrued litigation costs	57,609	—
Related party payables	(6,986)	—
Other non-current assets and liabilities	2,142	(835)

Net cash used in operating activities	(9,513)	(7,428)

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,620)	(35,537)
Cash paid for acquisition, net of cash acquired	(14,998)	—
Purchases of investments and marketable securities	(16,393)	(1,750)

Net cash used in investing activities	(54,011)	(37,287)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	2,128	—
Net transactions with parent company	—	44,844

Net cash provided by financing activities	2,128	44,844
Effect of exchange rates on cash	18	210

Net (decrease) increase in cash and cash equivalents	(61,378)	339
Cash and cash equivalents, beginning of period	705,125	525

Cash and cash equivalents, end of period	$643,747	$864

See notes to condensed consolidated and combined financial statements

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

September 30, 2008

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

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or other future periods. The balance sheet information at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and combination and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

Separation

On November 13, 2007, Abraxis BioScience, Inc. (“Old Abraxis”) was separated into two independent publicly-traded companies: one holding the former Abraxis Pharmaceutical Products business (which is referred to as the “hospital-based business”); and the other holding the former Abraxis Oncology and Abraxis Research businesses (which is referred to as the “proprietary business”). Following the separation, the proprietary business changed its name from New Abraxis, Inc. to Abraxis BioScience, Inc. and the hospital-based business is operated under the name APP Pharmaceuticals, Inc. Unless the context requires otherwise, references to “Abraxis,” “New Abraxis,” “we,” “us” or “our” refer to Abraxis BioScience, Inc. (formerly New Abraxis, Inc.) and its subsidiaries, including its operating subsidiary Abraxis BioScience, LLC; references to “APP” or “APP LLC” refer to APP Pharmaceuticals, Inc. and its subsidiaries, including its operating subsidiary APP Pharmaceuticals, LLC; references to “Old Abraxis” refer to Abraxis BioScience, Inc. prior to the separation; and references to the “separation” or “spin-off” refer to the transactions in which the proprietary business and hospital-based business of Old Abraxis were separated into two independent public companies. References to the historical assets, liabilities, products, businesses or activities of our company are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Old Abraxis prior to the separation.

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

Basis of Consolidation and Combination

The accompanying condensed consolidated and combined financial statements reflect the consolidated operations of Abraxis BioScience, Inc. and its subsidiaries as an independent, publicly-traded company as of and subsequent to November 13, 2007 and a combined reporting entity comprising the assets and liabilities that constituted the proprietary business of Old Abraxis for periods prior to November 13, 2007. The condensed consolidated and combined financial statements include the assets, liabilities and results of operations of our wholly-owned operating subsidiary, Abraxis BioScience, LLC; direct and indirect wholly-owned subsidiaries of Abraxis BioScience, LLC, Abraxis BioScience Switzerland GmbH, Abraxis BioScience Canada, Inc., VivoRx AutoImmune, Inc., Jefferson XIII, LLC, Chicago BioScience, LLC, Abraxis BioScience Puerto Rico, LLC, Abraxis BioScience International Holding Company, Inc., Shimoda Biotech (Proprietary) Limited and Platco Technologies (Proprietary) Limited; as well as majority-owned subsidiaries of Abraxis BioScience, LLC, Resuscitation Technologies, LLC and Cenomed BioSciences, LLC. Additionally, the condensed consolidated and combined statements include our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions were eliminated in consolidation and combination.

The combined financial statements for periods prior to and including November 13, 2007 may not be indicative of our future performance and do not necessarily reflect what our condensed consolidated and combined results of operations, financial position, and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented, including changes in our capitalization as a result of the separation. To the extent that an asset, liability, revenue or expense is directly associated with our company, it is reflected in the accompanying consolidated and combined financial statements. Certain general corporate overhead and other expenses for periods prior to the separation have been allocated to us. Management believes such allocations were reasonable; however, they may not be indicative of our actual results had we been operating as an independent, publicly traded company for the periods presented. See “Note 4—Related Party Transactions“ for further information regarding allocated expenses.

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

Available-For-Sale Securities

We determine the appropriate classification of our investments in debt and equity securities at the time of purchase and re-evaluate such determinations at each balance sheet date. We consider our marketable equity investments available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are recorded at fair value and the unrealized gains and losses are included in the determination of comprehensive income and reported in stockholders’ equity. As of September 30, 2008, we had $10.9 million included in “Other non-current assets” in marketable equity securities that were designated as available-for-sale securities. At December 31, 2007, we had $3.7 million in available-for-sale equity securities.

In May 2008, we purchased notes having an aggregate principal amount of $5.0 million from a privately held company. The notes are senior secured convertible notes due 2018 and earns interest at nine percent per annum. The notes are convertible into an ownership interest of up to 49% of the privately held company. In addition, at the option of the privately held company, subject to certain restrictions, we may be required to purchase additional notes having an aggregate principal amount of up to $5.0 million within six months from the closing date. This option was subsequently extended to May 2009 in the third quarter of 2008. The $5.0 million convertible notes are designated as available-for-sale securities and are measured at fair value each reporting period.

We review periodically our available-for-sale securities for other than temporary declines in fair value and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended September 30, 2008, we realized other than temporary losses of $4.2 million on available-for-sale securities whose values, based on market quotation, had declined significantly below their carrying value. The loss is included in “other expense” in the condensed consolidated and combined statements of operations.

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

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of September 30, 2008:

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of September 30, 2008
	(in thousands)
Assets:
Available-for-sale securities	$5,953	$—	$4,903	$10,856
Derivative	—	628	—	628

Total	$5,953	$628	$4,903	$11,484

The level 3 asset represents senior secured convertible notes that were purchased in May 2008. The value of the senior secured convertible notes at September 30, 2008, approximates their purchase price.

There were no re-measurements to fair value during the three months ended September 30, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Business Combination (SFAS 141R) and Statement No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. SFAS 141R and SFAS 160 could have a significant impact on our accounting for future business combinations and other business arrangements after the implementation of these statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements. EITF 07-1 will be applicable to arrangements we may enter into regarding development and commercialization of products and product candidates. EITF 07-1 is effective for us as of January 1, 2009, and its adoption is not expected to have a material impact on our consolidated results of operations or financial position.

(2) Earnings Per Share Information

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares used for the basic calculations plus any potentially dilutive shares for the portion of the year that the shares were outstanding, unless the impact is anti-dilutive. For the three and nine months ended September 30, 2007, basic and diluted loss per share were computed using the number of shares of our common stock outstanding after the separation on November 13, 2007. All potentially dilutive employee stock awards were excluded from the computation of diluted loss per common share for all periods, as the effect on net loss per share was anti-dilutive. Calculations of basic and diluted loss per common share information are based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic and dilutive numerator:
Net loss	$(15,059)	$(16,772)	$(94,893)	$(36,414)

Denominator:
Weighted average common shares outstanding—basic and diluted	40,048	39,990	40,021	39,990

Net loss per common share—basic and diluted	$(0.38)	$(0.42)	$(2.37)	$(0.91)

Potentially dilutive shares not included	261	—	226	—

(3) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Finished goods	$9,749	$1,072
Work in process	12,853	9,274
Raw materials	42,746	64,553

	65,348	74,899
Reserve	(927)	(1,222)

	$64,421	$73,677

Inventories consist of products currently approved for marketing. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we considered the market, pricing and demand for competing products, its anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. As of September 30, 2008 and December 31, 2007, capitalized inventory products pending regulatory approval were immaterial.

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

(4) Related Party Transactions

Receivables from related parties totaled $9.9 million and $2.0 million at September 30, 2008 and December 31, 2007, respectively, and payables to related parties totaled $7.0 million at December 31, 2007. Receivables from related parties at September 30, 2008 included $1.3 million in receivables from Drug Source Company and $8.6 million in receivables from APP. At December 31, 2007, we had receivables of $2.0 million from Drug Source Company and a $7.0 million payable to APP.

Acquisition of APP

In September 2008, APP was acquired by Fresenius Kabi Pharmaceutical Holding, Inc., a subsidiary of Fresenius SE. With the purchase, our CEO ceased being a shareholder of and having a controlling interest in APP. However, he became a non-controlling member of the Fresenius Kabi Board of Directors. APP continues to be a party to the shared services, the manufacturing and other agreements and leases entered into in connection with the separation of us and APP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Other revenue:
Net rental income	$647	$—	$1,941	$—
Cost of sales:
Manufacturing and distribution costs	331	—	1,172	—
Facility management fees	750	—	2,250	—
Selling, general and administrative
Net general and administrative costs	785	—	221	—

Allocated Expenses

Prior to the separation, our product development and general and administrative functions were fully integrated with Old Abraxis, including accounting, treasury, payroll, internal audit, information technology, corporate income tax, legal and investor relations. In addition, Old Abraxis provided manufacturing services to us at cost. After the separation, certain of these arrangements (see above) continue on a temporary basis for a period generally not to exceed 24 months, or four or five years in the case of manufacturing-related activities and lease arrangements. The unaudited consolidated and combined financial statements for the three and nine months ended September 30, 2007 reflect the application of certain estimates and allocations, and management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative head count, sales, square footage and management knowledge. These allocated operating expenses totaled $8.8 million and $27.9 million for the three and nine months ended September 30, 2007, respectively.

(5) Acquisitions and Other Transactions

Acquisition of Shimoda Biotech and Platco Technologies

In April 2008, we acquired Shimoda Biotech (Pty) Ltd and its subsidiary, Platco Technologies (Pty) Ltd, located in Plettenberg Bay, South Africa. Shimoda Biotech focuses on the development of new pharmaceutical products by combining successful off-patent molecules with a novel cyclodextrin drug delivery platform, seeking to exploit the faster onset and improved bioavailability characteristics of that platform. Platco Technologies focuses on the development of novel platinum-based anti-cancer drugs. Shimoda’s first cyclodextrin-based product, Dyloject® (diclofenac sodium solution for injection), is an injectable painkiller for the treatment of post-surgical pain. Dyloject® is the world’s first solubilized intravenous formulation of diclofenac. Diclofenac is a non-steroidal anti-inflammatory drug (NSAID). Dyloject® was launched in December 2007 in the United Kingdom by Javelin Pharmaceuticals under an exclusive worldwide license agreement pursuant to which Shimoda Biotech will receive milestone payments and royalties.

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

Investment and License Agreements with ProMetic Life Sciences Inc.

In September 2008, we entered into agreements with ProMetic Life Sciences Inc. (ProMetic) to develop and commercialize four biopharmaceutical products targeting underserved medical conditions. We entered into the following agreements: (i) a securities purchase agreement, (ii) a license agreement, (iii) a supply and license agreement (iv) an exclusive manufacturing agreement and (v) a services agreement. The transaction included an initial investment in ProMetic of $7 million and optional future investment rights of up to $25 million. Of the $7 million initial investment, $5.2 million was allocated to the purchase of ProMetic’s common stock and $1.8 million was allocated to the future investment rights option. We will have access to ProMetic’s proprietary protein technologies to commercialize the biopharmaceuticals and will fund all development costs to regulatory approval. In consideration, we will pay potential milestone and royalty payments to ProMetic and royalties on the net sales of the four products. Additionally, ProMetic will perform product development activities on behalf of Abraxis under the service agreement.

(6) Impairment Charge

During the three months ended September 30, 2008, as a result of an anticipated sale of property, plant and equipment, we recorded an asset impairment charge totaling $9.2 million. The amount is included in “impairment charge” in the condensed consolidated and combined statements of operations.

(7) Accrued Liabilities

Accrued liabilities consisted of the following at:

	September 30, 2008	December 31, 2007
	(in thousands)
Sales and marketing	$12,720	$15,466
Payroll and employee benefits	14,796	12,249
Legal and insurance	12,907	12,234
Restricted stock units – short-term	—	12,614
Milestone payments - current	4,590	—
Other	3,735	2,364

	$48,748	$54,927

(8) Income Taxes

Our effective tax rate for the nine months ended September 30, 2008 was 0.2%. The rate was computed based on special state tax rules that were used to compute our taxable base on our gross receipts. We also took into consideration the minimum taxes requirement as part of our state tax expense computation as well as our foreign taxes requirements. The effective tax rate for the nine months ended September 30, 2008 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. This interpretation clarifies what criteria must be met prior to the recognition of the financial statement benefit of a position taken in a tax return in accordance with FASB Statement No. 109, Accounting for Income Taxes. As of September 30, 2008, we had $5.5 million of gross unrecognized tax benefits, which are included in “Other non-current liabilities” in the accompanying condensed consolidated balance sheet. There were no changes in gross unrecognized tax benefits during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the gross amount of our unrecognized tax benefits increased by approximately $0.3 million as a result of tax positions taken when we were a part of Old Abraxis. The majority of this unrecognized tax benefits, if and when recognized, would affect our effective tax rate. We do not anticipate that any of the unrecognized tax benefits will reverse in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At September 30, 2008, we had no accruable interest or penalties. We do not have any returns currently subject to examination by tax authorities or any open audits.

(9) Comprehensive Loss

Elements of comprehensive loss, net of income taxes, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Foreign currency translation adjustments	$(817)	$288	$1,212	$210
Unrealized (loss) gain on marketable equity securities	879	(107)	(2,757)	41

Other comprehensive (loss) income	62	181	(1,545)	251
Net loss	(15,059)	(16,772)	(94,893)	(36,414)

Comprehensive loss	$(14,997)	$(16,591)	$(96,438)	$(36,163)

At September 30, 2008 and December 31, 2007, we had cumulative foreign currency translation gain adjustments of $1.4 million and $0.2 million, respectively. In addition, at September 30, 2008, we had cumulative unrealized losses on marketable securities of $2.1 million. At December 31, 2007, we had cumulative unrealized gains on marketable equity securities of $0.6 million.

(10) Contingencies

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against Old Abraxis in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan-owned patents. Élan sought unspecified damages and an injunction. In August 2006, Old Abraxis filed a response to Élan’s complaint contending that it did not infringe on the Élan patents and that the Élan patents are invalid. On June 13, 2008, the jury ruled that we infringed upon one of Élan’s patent, which runs until 2011, and awarded Élan $55.2 million in damages for sales of Abraxane® through the judgment date. We have filed various post-trial motions and are appealing the jury ruling. We assumed any liability of Old Abraxis relating to this litigation in connection with the separation. For the nine months ended September 30, 2008, we recorded accrued litigation costs of $57.6 million for this matter, which includes $2.4 million of interest.

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

We record accruals for contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. No amounts were accrued for the stockholder derivative and class action matters described above as of September 30, 2008 as the action is proceeding as a putative class action solely against the individual defendants (and not our company) nor could we reasonably estimate the maximum potential exposure or the range of possible loss or accurately predict or determine the eventual outcome of this matter. These assessments involve complex judgments about future events and rely on estimates and assumptions. Although we believe we have substantial defenses in these matters, litigation is inherently unpredictable and we could in the future incur judgments or enter into settlements that could have a material adverse effect on our results of operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and September 30, 2007

The following table sets forth the results of our operations for the three months ended September 30, 2008 and 2007, and forms the basis for the following discussion of our operating activities:

	Three Months Ended September 30,		Change Favorable (Unfavorable) 2008 vs. 2007
	2008	2007	$	%
	(unaudited, in thousands, except per share data)
Consolidated and combined statements of operations data:
Revenue:
Abraxane	$92,045	$86,368	$5,677	7%
Other	1,336	1,423	(87)	(6)%

Net revenue	93,381	87,791	5,590	6%
Cost of sales	11,128	11,618	490	4%

Gross profit	82,253	76,173	6,080	8%
Operating expenses:
Research and development	24,097	28,708	4,611	16%
Selling, general and administrative	53,191	55,688	2,497	4%
Litigation costs	221	—	(221)	—
Impairment charge	9,214	—	(9,214)	—
Amortization of acquired intangible assets	9,872	9,653	(219)	(2)%
Equity in net income of Drug Source Co., LLC	(469)	(1,044)	(575)	(55)%

Total operating expenses	96,126	93,005	(3,121)	(3)%

Loss from operations	(13,873)	(16,832)	2,959	18%
Interest income	4,274	162	4,112	2,538%
Other income and (expense)	(5,481)	(49)	(5,432)	(11,086)%

Loss before income taxes	(15,080)	(16,719)	1,639	10%
Provision (benefit) for income taxes	(21)	53	74	139%

Net loss	$(15,059)	$(16,772)	$1,713	10%

Basic and diluted net loss per common share	$(0.38)	$(0.42)
Basic and diluted weighted average common shares outstanding	40,048	39,990

Net Revenue

Net revenue for the three months ended September 30, 2008 increased by $5.6 million, or 6.4% to $93.4 million as compared to $87.8 million for the same period in 2007. Net revenue for the three months ended September 30, 2008 included $9.2 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca and the license agreements with Taiho and Green Cross as compared to $9.8 million of recognized deferred revenue for the same period in the prior year.

Abraxane revenue for the three months ended September 30, 2008 increased $5.7 million to $92.0 million compared to $86.4 million for the same period of 2007. The increase was primarily the result of a price increase, which took effect in July 2008, and higher unit sales of Abraxane. Excluding the recognition of deferred revenue, total Abraxane revenue for the three months ended September 30, 2008 increased to $83.0 million, or 7.3% from $77.3 million in the previous year’s comparable period.

Gross Profit

Gross profit for the three months ended September 30, 2008 was $82.3 million, or 88.1% of net revenue, as compared to $76.2 million, or 86.8% of net revenue, for the same period of 2007. Excluding recognized deferred revenue, gross profit as a percentage of net revenue for the three months ended September 30, 2008 was 86.8% as compared to 85.1% in 2007. The increase in gross profit was primarily due to the price increase, which took effect in July 2008, and to a lesser extent improved yield in our domestic production process.

Research and Development

Research and development expense for the three months ended September 30, 2008 decreased $4.6 million, or 16.1%, to $24.1 million as compared to $28.7 million for the same period in 2007. The decrease was primarily due to a licensing payment for an unapproved biosimilar product, which was recognized in 2007.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2008 decreased $2.5 million to $53.2 million, or 57.0% of net revenue, from $55.7 million, or 63.4% of net revenue, for the same period in 2007. The decrease was due primarily to lower shared marketing expenses under the AstraZeneca co-promotion agreement, lower marketing personnel and program expenses, offset by higher AstraZeneca co-promotion commission expense due to higher U.S. Abraxane revenues.

Litigation Costs

In June 2008, a jury ruled that we infringed upon one of Élan’s patent, which runs until 2011, and awarded Élan $55.2 million in damages for sales of Abraxane through the judgment date. We have filed various post-trial motions and are appealing the jury ruling (See Note 10 – Contingencies to the condensed consolidated financial statements for further discussion). For the three months ended September 30, 2008, we accrued $0.2 million for post-judgment interest related to this matter.

Impairment Charge

As a result of an anticipated sale of certain property, plant and equipment, we recorded a property, plant and equipment impairment charge totaling $9.2 million.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased $0.2 million in the three months ended September 30, 2008 to $9.9 million as compared to $9.7 million in the same period in 2007 because of incremental amortization associated with the Shimoda Biotech and Platco Technologies acquisitions in April 2008.

Equity Income in Drug Source Company, LLC

Income from Drug Source Company in the third quarter of 2008 was lower than the corresponding period in 2007 due to sales mix of lower margin products and to a lesser extent higher operating costs associated with increased sales volume.

Other Non-Operating Items

Interest income consisted primarily of interest earned on invested cash. The increase in interest income for the three months ended September 30, 2008 of $4.1 million was due to higher cash balance in 2008 as compared to 2007. For the three months ended September 30, 2008, the average yield on cash investments was 2.6%.

Other expense increased to $5.5 million for the three months ended September 30, 2008 from $0.1 million in the comparable period in 2007 due primarily to a write-down of marketable securities whose values were determined to be impaired.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2008 was approximately 0.1%. The rate is computed based on special state tax rules that were used to compute our taxable base on our gross receipts in certain states. We also took into consideration minimum tax requirements as part of our state tax expense computation. The effective tax rate for the three months ended September 30, 2008 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

Nine Months Ended September 30, 2008 and September 30, 2007

The following table sets forth the results of our operations for the nine months ended September 30, 2008 and 2007, and forms the basis for the following discussion of our operating activities:

	Nine Months Ended September 30,		Change Favorable (Unfavorable) 2008 vs. 2007
	2008	2007	$	%
	(unaudited, in thousands, except per share data)
Consolidated and combined statements of operations data:
Revenue:
Abraxane	$245,810	$235,919	$9,891	4%
Other	7,335	6,982	353	5%

Net revenue	253,145	242,901	10,244	4%
Cost of sales	29,680	26,176	(3,504)	(13)%

Gross profit	223,465	216,725	6,740	3%
Operating expenses:
Research and development	66,612	61,368	(5,244)	(9)%
Selling, general and administrative	152,026	177,935	25,909	15%
Litigation costs	57,609	—	(57,609)	—
Acquired in-process research and development	13,900	—	(13,900)	—
Impairment charge	9,214	—	(9,214)	—
Amortization of acquired intangible assets	29,483	28,958	(525)	(2)%
Equity in net income of Drug Source Co., LLC	(245)	(2,941)	(2,696)	(92)%

Total operating expenses	328,599	265,320	(63,279)	(24)%

Loss from operations	(105,134)	(48,595)	(56,539)	(116)%
Interest income	15,385	557	14,828	2,662%
Other income and (expense)	(4,941)	(106)	(4,835)	(4,561)%

Loss before income taxes	(94,690)	(48,144)	(46,546)	(97)%
Provision (benefit) for income taxes	203	(11,730)	(11,933)	(102)%

Net loss	$(94,893)	$(36,414)	$(58,479)	(161)%

Basic and diluted net loss per common share	$(2.37)	$(0.91)
Basic and diluted weighted average common shares outstanding	40,021	39,990

Net Revenue

Net revenue for the nine months ended September 30, 2008 increased by $10.2 million, or 4.2%, to $253.1 million as compared to $242.9 million for the same period in 2007. Net revenue for the nine months ended September 30, 2008 included $29.6 million of recognized deferred revenue relating to the AstraZeneca co-promotion agreement and the license agreements with Taiho and Green Cross as compared to $29.4 million of recognized deferred revenue for the same period in the prior year.

Abraxane revenue for the nine months ended September 30, 2008 increased $9.9 million to $245.8 million compared to $235.9 million for the same period in 2007. The increase was primarily due to a price increase and increased unit sales of Abraxane. Excluding the recognition of deferred revenue, total Abraxane revenue for the nine months ended September 30, 2008 increased to $218.5 million, or 4.7%, as compared to $208.6 million for the previous year’s comparable period.

Gross Profit

Gross profit for the nine months ended September 30, 2008 was $223.5 million, or 88.3% of net revenue, as compared to $216.7 million, or 89.2% of net revenue, for the same period in 2007. Excluding recognized deferred revenue, gross profit as a percentage of net revenue for the nine months ended September 30, 2008 was 86.7% as compared to 87.7% for the same period in 2007, with the decrease primarily due to lower production volumes in the second quarter of 2008.

Research and Development

Research and development expense for the nine months ended September 30, 2008 increased $5.2 million, or 8.5%, to $66.6 million as compared to $61.4 million for the same period in 2007. The increase was primarily due to pre-launch costs related to our

Phoenix, Arizona manufacturing facility acquired in July 2007 and increased regulatory and research project spending, partially offset by a licensing payment for an unapproved biosimilar product, which was recognized in 2007.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2008 decreased $25.9 million to $152.0 million, or 60.0% of net revenue, from $177.9 million, or 73.3% of net revenue, for the same period in 2007. The decrease was due primarily to higher legal costs incurred in the second quarter of 2007, reduced shared marketing expenses under the co-promotion agreement and lower marketing expenses. The decrease in selling, general and administrative expense was partially offset by additional commission expense relating to the co-promotion agreement.

Litigation Costs

On June 13, 2008, a jury ruled that we infringed upon one of Élan’s patent, which runs until 2011, and awarded Élan $55.2 million in damages for sales of Abraxane® through the judgment date. We have filed various post-trial motions and are appealing the jury ruling (See Note 10 – Contingencies to the condensed consolidated financial statements for further discussion). For the nine months ended September 30, 2008, we expensed $57.6 million for this matter, which includes $2.4 million for interest.

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

Impairment Charge

As a result of an anticipated sale of certain property, plant and equipment, we recorded a property, plant and equipment impairment charge totaling $9.2 million.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets increased $0.5 million in the nine months ended September 30, 2008 to $29.5 million as compared to $29.0 million in the same period in 2007 because of incremental amortization associated with the Shimoda Biotech and Platco Technologies acquisitions in April 2008.

Equity Income in Drug Source Company, LLC

Income from our equity investment in Drug Source Company for the nine months ended September 30, 2008 was $0.2 million as compared to income of $2.9 million for the corresponding period in 2007. For the nine months ended September 30, 2008, Drug Source Company results were negatively impacted by higher than anticipated product returns, an increased reserve taken on certain receivable balances, sales mix of lower margin products and higher operating costs associated with increase sales activity.

Other Non-Operating Items

Interest income consisted primarily of interest earned on invested cash. The increase in interest income for the nine months ended September 30, 2008 of $14.8 million was due to a higher cash balance in 2008 as compared to 2007. For the nine months ended September 30, 2008, the average yield on cash investments was 3.1%.

Other expense increased to $4.9 million for the three months ended September 30, 2008 from $0.1 million in the comparable period in 2007 due primarily to a write-down of marketable securities whose values were determined to be impaired.

Provision for Income Taxes

Our effective tax rate for the nine months ended September 30, 2008 was approximately 0.2%. The rate is computed based on special state tax rules that were used to compute our taxable base on our gross receipts. We also took into consideration minimum tax requirements as part of our state tax expense computation. The effective tax rate for the nine months ended September 30, 2008 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Summary Financial Position
Cash, cash equivalents and short-term investments	$643,747	$705,125
Working capital	658,455	735,181
Total assets	1,453,093	1,502,255
Total stockholders’ equity	1,107,666	1,197,387

	Nine Months Ended September 30,
	2008	2007
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(9,513)	$(7,428)
Purchases of property, plant and equipment	(22,620)	(35,537)
Cash paid for acquisition, net of cash acquired	(14,998)	—
Purchases of investments and other marketable securities	(16,393)	(1,750)
Financing activities	2,128	44,844

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $9.5 million for the nine months ended September 30, 2008 compared to net cash used in operating activities of $7.4 million for the same period in 2007. The increase in cash used in operations of $2.1 million was primarily due to decreases in accounts payable and other accrued liabilities offset by a decrease in accounts receivable, a decrease in inventory and higher interest income earned on our cash balance in 2008.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and to acquire various intellectual property rights. Additionally, we purchased investments and marketable securities, which we classify as available-for-sale securities.

Net cash used for the acquisition of property, plant and equipment for the nine months ended September 30, 2008 totaled $22.6 million. The majority of this amount related to expenditures for the modernization of our Melrose Park, Illinois and Phoenix, Arizona manufacturing facilities. For the nine months ended September 30, 2008, we purchased $16.4 million in marketable securities and other investments. Additionally, in 2008, net cash paid for acquisition of $15.0 million relates to our acquisition of Shimoda Biotech and Platco Technologies.

Net cash used for acquisition of property, plant and equipment for the nine months ended September 30, 2007 was $35.5 million. This amount primarily related to the acquisition of our Puerto Rico facility. In addition, we paid $1.8 million for investments and marketable securities in 2007.

Financing Activities

Net cash provided by financing activities of $2.1 million for the nine months ended September 30, 2008 represented cash received upon the exercise of options. Net cash provided by financing activities for the nine months ended September 30, 2007 included $44.8 million in net transactions with parent company. For periods prior to November 13, 2007, net transactions with parent company were presented in lieu of stockholder’s equity as the assets and liabilities that comprised our company were a part of Old Abraxis.

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

Prior to the separation, our primary sources of liquidity were cash flow from operations and funding from Old Abraxis with which we had inter-company transactions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141(R), Business Combination (SFAS 141R) and Statement No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted. SFAS 141R and SFAS 160 could have a significant impact on our accounting for future business combinations and other business arrangements after the implementation of these statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined. EITF 07-1 will be applicable to arrangements we may enter into regarding development and commercialization of products and product candidates. EITF 07-1 is effective for us as of January 1, 2009, and its adoption is not expected to have a material impact on our consolidated results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily our investments in marketable securities and our debt obligations. Changes in foreign currency exchange rates can affect our operations outside of the United States.

Foreign Currency Risk: We have operations in Canada, Switzerland and other parts of the world; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a partial hedge. Nonetheless, these foreign operations are presented in our consolidated and combined financial statements in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the functional currency may vary according to currency fluctuations.

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of September 30, 2008, there were no outstanding hedge arrangements.

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

Interest Rate Risk: As of September 30, 2008, we had no debt obligations outstanding. Consequently, we have minimal current exposure to changes in interest rates on borrowings.

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

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of September 30, 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against Old Abraxis in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan-owned patents. Élan sought unspecified damages and an injunction. In August 2006, Old Abraxis filed a response to Élan’s complaint contending that it did not infringe on the Élan patents and that the Élan patents are invalid. On June 13, 2008, the jury ruled that we infringed upon one of Élan’s patent, which runs until 2011, and awarded Élan $55.2 million in damages for sales of Abraxane® through the judgment date. We have filed various post-trial motions and are appealing the jury ruling. We assumed any liability of Old Abraxis relating to this litigation in connection with the separation.

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

Our future profitability is highly dependent upon the strong market acceptance of Abraxane®. For the nine months ended September 30, 2008 and the year ended December 31, 2007, total Abraxane® revenue was $245.8 million and $324.7 million, respectively, including $27.3 million and $36.4 million, respectively, of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca. Because Abraxane® is our only approved product, Abraxane® revenue represented approximately 97% and 97% of our revenues for the nine months ended September 30, 2008 and year ended December 31, 2007, respectively. We anticipate that sales of Abraxane® will remain a substantial portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®.

Abraxane® could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

•	lower prices offered on similar products by other manufacturers, including generic forms of Taxol;

•	substitute or alternative products or therapies;

•	development by others of new pharmaceutical products or treatments that are more effective than Abraxane®;

•	introduction of other generic equivalents or products which may be therapeutically interchanged with Abraxane®;

•	interruptions in manufacturing or supply;

•	changes in the prescribing practices of physicians;

•	changes in third-party reimbursement practices; and

•	migration of key customers to other manufacturers or sellers.

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

Under the terms of the tax allocation agreement, we agreed to indemnify APP against all tax liabilities to the extent they relate to the proprietary products business, and APP agreed to indemnify us against all tax liabilities to the extent they relate to the hospital-based products business. The tax allocation agreement also generally allocates between us and APP any liability for taxes that may arise in connection with the distribution. In September, 2008, APP entered into a merger agreement with Fresenius Kabi, a subsidiary of Fresenius SE. Pursuant to the merger agreement, Fresenius acquired all of the outstanding common stock of APP. Pursuant to the tax allocation agreement and the merger agreement, APP received a tax opinion, in form and substance reasonably acceptable to us, that the acquisition should not affect the qualification of the distribution under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code and the nonrecognition of gain to APP in the distribution. Under the terms of the tax allocation agreement, we are generally liable for, and are required to indemnify APP against, any tax liability arising as a result of the distribution failing to qualify for tax-free treatment unless, notwithstanding such tax opinion, such tax liability is imposed as a result of an acquisition of APP, including the acquisition of APP by Fresenius, or certain other specified acts of APP.

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
David D. O’Toole
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Reference is made to Exhibit 2.1 hereto)

10.2	Tax Allocation Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.3	Transition Services Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.4	Employee Matters Agreement among APP Pharmaceuticals, Inc., APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.13	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.15	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.16	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.19	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

10.20*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.21	Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.22	Employment Agreement, dated as of May 22, 2008, between the Registrant and David O’Toole (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008)

10.23†	Employment Agreement, dated as of October 6, 2008, between the Registrant and Edward Geehr, M.D.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.