Form 10-K/A
period 2008-12-31
Abraxis BioScience, Inc.
filed 2009-04-30
CIK 1409012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of the registrant’s common stock were first distributed to the stockholders of APP Pharmaceuticals, Inc. on November 13, 2007 and commenced trading on November 14, 2007. Prior to that date, there was no public market for the registrant’s common stock.

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $438 million as of June 30, 2008. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 31, 2009 the registrant had 40,117,678 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Abraxis BioScience, Inc. is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 6, 2009 (the “Annual Report”), for the purpose of accelerating the delivery of information that was to be incorporated by reference from its definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our directors and executive officers as of April 30, 2009:

Name	Age	Position(s)
Patrick Soon-Shiong, M.D.	56	Executive Chairman and Chief Executive Officer of Abraxis Health
Leon (Lonnie) O. Moulder, Jr.	51	Vice Chairman and President and Chief Executive Officer
Kirk K. Calhoun	65	Director
David S. Chen, Ph.D.	60	Director
Stephen D. Nimer, M.D.	55	Director
Leonard Shapiro	80	Director
Edward Geehr	60	Executive Vice President of Operations
David O’Toole	50	Executive Vice President and Chief Financial Officer
Bruce Wendel	55	Executive Vice President, Corporate Operations and Development

Patrick Soon-Shiong, M.D. has served as our executive chairman and chief executive officer of Abraxis Health since April 2009. Prior to that, Dr. Soon-Shiong served as chairman and chief executive officer from our separation from old Abraxis BioScience (“Old Abraxis”) in November 2007 until April 2009. Dr. Soon-Shiong also served as chief executive officer of APP Pharmaceuticals, Inc. (“New APP”), the successor to Old Abraxis, from November 2007 through May 2008 and served as the chairman of New APP from the separation until the acquisition of New APP by Fresenius SE in September 2008. He was also the chairman and chief executive officer of Old Abraxis from April 2006 through November 2007. Dr. Soon-Shiong also served American Pharmaceutical Partners (“Old APP”) as its president from July 2001 and chief executive officer and chairman of the board of directors from its inception in March 1996. He also served as president, chief financial officer and a director of American BioScience, Inc. (“ABI”) from June 1994 until April 2006 when Old APP and ABI were merged to form Old Abraxis. Dr. Soon-Shiong has devoted his career to developing next-generation technologies to treat patients with life-threatening diseases. Dr. Soon-Shiong performed the first encapsulated islet transplant in a diabetic patient and co-invented Abraxane® and the nab® tumor targeting technology platform. Noted organizations have recognized Dr. Soon-Shiong’s research with numerous national and international awards such as the Association for Academic Surgery Award for Research, the American College of Surgeons Schering Scholar, the Royal College Physicians and Surgeons Research Award, the Peter Kiewit Distinguished Membership in Medicine Award, and the International J.W. Hyatt Award for Service to Mankind. Dr. Soon-Shiong received the 2006 Gilda Club Award for the advancement of cancer medicine and is a recipient of a 2007 Ellis Island Medal of Honor, the Caritas Award from St. John’s Health Center and the 2007 Lifetime Achievement Award from St. Mary’s Medical Center. He is a co-inventor of over 50 issued United States patents and has published more than 100 scientific papers. Dr. Soon-Shiong holds a degree in medicine from the University of the Witwatersrand and a M.Sc. in science from the University of British Columbia. Dr. Soon-Shiong is a fellow of the American College of Surgeons and the Royal College of Physicians and Surgeons of Canada. Dr. Soon-Shiong serves on the Board of Directors for the National Institute of Transplantation, the Technology Council for the Center for Cancer Nanotechnology Excellence at Northwestern University, two advisory boards of the RAND Corporation (the Health Board and the Asia Pacific Policy Board), the President’s Council at the RAND Corporation, the Board of Trustees for the Saint John’s Health Center and the Board of the California NanoSystems Institute at UCLA.

Leon (Lonnie) O. Moulder, Jr. has served as vice chairman of our board of directors and our president and chief executive officer since April 2009. Prior to that, Mr. Moulder served as vice chairman of Eisai Corporation of North America from January 2008 until January 2009, when Eisai acquired MGI PHARMA, INC., where he served as president and chief executive officer since May 2003. Mr. Moulder joined MGI PHARMA in September 1999 as executive vice president and was promoted to president and chief operating officer in May 2002. Prior to MGI PHARMA, he was a member of the founding management team and vice president, business development & commercial affairs of Eligex, Inc., a venture-stage biomedical company, from October 1997 to September 1999. Prior to that, Mr. Moulder served for 16 years in a number of commercial roles for Hoechst Marion Roussel (now Sanofi Aventis) and its predecessor companies. He began his career as a clinical pharmacist. Mr. Moulder was previously a board member of the Biotechnology Industry Organization (BIO) and is a member of the Board of Visitors of the Temple University school of Pharmacy. He earned a bachelor of science degree in pharmacy from Temple University and master of business administration degree from the University of Chicago.

Kirk K. Calhoun has served as a director since the separation in November 2007. Mr. Calhoun previously served as a director of Old Abraxis from 2002 to the date of the separation. He joined Ernst & Young LLP in 1965 and served as a partner of the firm from 1975 until his retirement in June 2002 where his responsibilities included both area management and serving clients in a variety of industries. Mr. Calhoun is a certified public accountant with a background in auditing and accounting. Mr. Calhoun is also currently a director of Response Genetics, Inc. Mr. Calhoun holds a B.S. in accounting from the University of Southern California.

David S. Chen, Ph.D. has served as a director since the separation in November 2007. Dr. Chen previously served as a director of Old Abraxis from June 1998 to the date of the separation. Dr. Chen has been a senior executive vice president of China Development Industrial Bank since February 2004. Dr. Chen also served as president of China Trust Venture Capital Corporation from October 2001 to May 2004 and was the chairman of Cypac Investment Management Limited from 1998 to 2001. He served as Central Investment Holdings Company’s chief executive officer from July 1996 to February 2000, and its chief financial officer from May 1991 to February 1994. Dr. Chen holds a B.S. in agricultural economics from National Taiwan University, a M.B.A. from California State University at Long Beach and a Ph.D. in business administration from Nova University, Florida.

Stephen D. Nimer, M.D. has served as a director since the separation in November 2007. Dr. Nimer previously served as a director of Old Abraxis from May 2001 to the date of the separation. Dr. Nimer has been the Chief of the Hematology Service at Memorial Sloan-Kettering Cancer Center since 1993, and Vice Chairman for Faculty Development since 2008. He was head of the Division of Hematologic Oncology from 1996 to 2008. He has also taught medicine at the Cornell University School of Medicine since 1993. Dr. Nimer holds a M.D. from the University of Chicago and a B.S. in biology from Massachusetts Institute of Technology.

Leonard Shapiro has served as a director since the separation in November 2007. Mr. Shapiro previously served as a director of Old Abraxis from July 2002 to the date of the separation. He has more than 50 years of business experience as an entrepreneur and founder of Shapco, Inc., a manufacturer and distributor of pipe products, where he has been the chief executive officer since 1960. As chief executive officer of Shapco, Inc., he presided over the firm’s real estate investment activities in addition to its manufacturing and distribution operations. Shapco, Inc., together with its subsidiaries, employs over 300 employees in various locations throughout the western United States.

Edward Geehr, M.D. has served as our executive vice president of operations since October 2008. Dr. Geehr has extensive experience as a founder, manager and board member of companies in the fields of medical devices, health services and technology. Most recently, from December 2004 to September 2008, Dr. Geehr served as president of Allez Spine LLC, a medical device company. From 1998 to 2001, he served as founding chairman and chief medical officer of IPC – The Hospitalist Company, a publicly-traded services company that organizes and manages hospital-based medical practices in multiple states. Prior to IPC, from July 1991 to September 1996, Dr. Geehr was Senior Vice President of UniHealth America, an integrated healthcare delivery and insurance system with multi-specialty medical groups, multiple hospital operations, and holdings in health insurance plans. Dr. Geehr also was associate clinical professor of medicine and surgery at the University of California, San Francisco, and chief of emergency medicine at San Francisco General Hospital. Additionally, he was professor and chairman of emergency medicine and general director of hospital operations at Albany Medical College. He received his B.A.

from Yale University and M.D. from Duke University with a residency in emergency medicine at the University of California, Los Angeles. Dr. Geehr serves as a member of the board of directors of MedManage Systems, an online pharmaceutical samples company, and LifeScript, an online health information company.

David O’Toole has served as our executive vice president and chief financial officer since June 2008. From September 1992 to June 2008, Mr. O’Toole worked at Deloitte & Touche LLP in various positions, including, for the last seven years, as a partner in the strategic client group where he provided financial, consulting and international tax services to global companies, with particular expertise in the life sciences industry. From 1984 to 1992, Mr. O’Toole was with Arthur Andersen & Co., last serving as international tax manager. He is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants, the California Healthcare Institute and the Southern California Biomedical Counsel. Mr. O’Toole earned his B.S. degree in accounting from the University of Arizona.

Bruce Wendel has served as our executive vice president of corporate operations and development since the separation in November 2007. Mr. Wendel previously served as executive vice president of corporate development at Old Abraxis from April 2006 to November 2007. From August 2004 to April 2006, Mr. Wendel was the vice president of corporate development for Old APP. From August 2002 to August 2004, he served as vice president, business development and licensing for IVAX Corporation, a multinational company engaged in the research, development, manufacture and marketing of pharmaceutical products. From August 1988 to December 1989, Mr. Wendel served as in-house counsel for Bristol-Myers Squibb, a global biopharmaceutical company and related health care products company, before shifting to business and corporate development from January 1990 to August 2002. Previously, Mr. Wendel also held positions in the legal departments of consumer products companies Playtex and Combe. He earned a J.D. degree from Georgetown University Law School where he was an editor of Law & Policy in International Business, and a B.S. degree from Cornell University.

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

Compensation Committee. The compensation committee currently consists of David S. Chen and Stephen D. Nimer, each of whom is “independent” as defined in the NASDAQ Marketplace Rules. The Compensation Committee’s responsibilities include (i) determining the salary and bonus of corporate officers, including the Chief Executive Officer, and (ii) acting as administrator to our stock incentive plans, and exercising the authority conferred by the board concerning such plans. The compensation committee charter may be viewed at our website at http://www.abraxisbio.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

Meetings and Attendance

During the year ended December 31, 2008, the board of directors met 7 times. The audit committee held 12 meetings during the year ended December 31, 2008. The compensation committee held 4 meetings during the year ended December 31, 2008. Except for Leonard Shapiro, all directors attended at least 75% of all meetings of the board of directors and the committees on which they served after becoming a member of the board or committee in 2008. We and the board expect all directors to attend the 2009 Annual Meeting barring unforeseen circumstances or irresolvable conflicts.

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

The board of directors has evaluated the relationships between the directors and us and has determined that each of our directors other than Dr. Soon-Shiong and Mr. Moulder is “independent” as defined in the NASDAQ Marketplace Rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our common stock. Reporting Persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2008, all Reporting Persons complied with these filing requirements on a timely basis.

Code of Ethics

We have adopted a code of ethics entitled “Abraxis BioScience, Inc. Code of Business Conduct” which applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. In addition, all employees at a vice president level or above certify compliance with the Code of Business Conduct on an annual basis. Our Code of Business Conduct was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007. Our Code of Business Conduct may also be viewed at our website at http://www.abraxisbio.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

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

Insider Trading Policy

Our insider trading policy prohibits all employees and certain of their family members from purchasing or selling any type of security, whether the issuer of that security is us or any other company, while aware of material, non-public information relating to the issuer of the security, or from providing material, non-public information to any person who may trade while aware of such information. The insider trading policy also prohibits employees from engaging in short sales with respect to our securities, purchasing or pledging our stock on margin and entering into derivative or similar transactions (i.e., puts, calls, options, forward contracts, collars, swaps or exchange agreements) with respect to our securities. We also have procedures that require trades by executive officers to be pre-cleared by the general counsel.

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

Since our company was a part of the operations of Old Abraxis until the separation occurred on November 13, 2007, our compensation philosophy was derived from the policies previously adopted by the compensation committee of Old Abraxis prior to the separation. Since the separation, our management has engaged compensation consultants to review various aspects of our employee compensation, including for our executive officers, based upon us being a stand alone company (including any peer groups that they may use).

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

The compensation committee generally meets quarterly to perform its duties and periodically approves and adopts, or makes recommendations to our board regarding, compensation decisions. The CEO, the CFO and the general counsel participate in the compensation committee meetings at the discretion of the committee. The compensation committee has the authority to delegate its responsibilities. At times, management has engaged compensation consultants to review our compensation practices and presented information from those consultants to our compensation committee for review.

The compensation committee meets outside the presence of our CEO to consider his compensation. Prior to the separation, other executive officers presented data to the compensation committee regarding the compensation of CEOs of other comparative companies and made recommendations regarding the compensation of the CEO. When determining the CEO’s base salary and annual cash incentive awards, the compensation committee reviews and assesses the CEO’s annual performance, the performance of the company, his importance to our operations, and the comparative compensation paid to other CEOs in a comparative group. In addition, the compensation committee considered our CEO’s significant ownership in our company in determining his overall compensation. In the past, the Old Abraxis compensation committee determined that equity awards would not be as effective an incentive for our CEO as compared to our other executive officers due to his large ownership percentage; however, in 2008, the compensation committee approved equity awards to the CEO in the same manner as had been approved for other executive officers.

For all other executive officers, including our NEOs (other than the CEO), our CEO makes recommendations to the compensation committee with respect to the appropriate base salary, payments to be made under our annual cash incentive program and grants of long-term equity incentive awards. The annual performance of our executive officers is considered by the CEO and the compensation committee when making decisions on setting base salary, targets for and payments under our annual cash incentive plan, and grants of long-term equity incentive awards. In determining the individual performance of our executive officers, the compensation committee reviews the overall performance of the company and the business unit in which the executive officer participates, as well as any significant individual contributions. The compensation committee determines annually the specific target cash bonus amounts for each of our executive officers based on a percentage of his or her base salary, with the actual amount paid being based on the overall performance of the company and individual performance. In addition, if the compensation committee determines, based on management’s recommendation, that the contribution of an individual executive officer is significant to the overall performance of the company or the business unit in which the executive participates, the compensation committee may make discretionary cash or equity awards to such executive. When making the compensation decisions for executive officers, including our NEOs, the compensation committee also considers the importance of the position to us, the past salary history of the individual, the competitive landscape for the executive officer’s position and skill set, and the contributions to be made by the executive officer to us.

The compensation committee reviewed all components of compensation paid to our executive officers, including base salary, target bonus and long-term equity incentives. Based on this review, the compensation committee determined that the compensation paid to our executive officers is consistent with our compensation philosophy.

Compensation Philosophy

Our compensation philosophy is to provide a combination of cash and equity awards, fixed versus variable compensation, and employee benefits for our NEOs, senior executives and other employees to:

•	provide competitive levels of compensation to enable us to attract, retain and motivate talented management personnel;

•	reward individuals for their contributions to our achievement of our business objectives; and

•	align the interests of management with the interests of our stockholders in order to maximize stockholder value.

Attracting and retaining talent. To attract and retain executives with the ability and experience necessary to lead us and deliver strong performance to our stockholders, we target cash compensation and long-term incentives to be competitive with peer companies. Prior to the separation, the Old Abraxis compensation committee approved targeting at the 50th percentile of competing pharmaceutical companies. We continue to review compensation paid to our competitors, but our compensation committee has not targeted executive compensation at any percentile of competitive companies since the separation from Old Abraxis. For each individual officer, we also consider our needs for that officer’s skill set, experience, the contribution that the officer has made or we believe will make, whether the executive officer’s skill set is easily transferable to other potential employers, and the competitive landscape for the executive officer’s skill set and position, because we believe that we compete with our peer group for executive talent.

Inspire teamwork and motivate superior performance. Our compensation committee uses a combination of business unit goals and individual performance measures to inspire teamwork and motivate exceptional performance. Annual incentive compensation awards were based on the actual achievement of certain corporate and business unit performance goals, including certain business initiatives aimed at improving future earnings. The goals were set so that the attainment of the targets is not assured and requires significant effort by our executives.

Similarly, long-term awards were based on our overall and individual performance. Together, our annual and long-term incentive compensation programs were designed to:

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

Aligning performance with stockholder interests. We seek to align the performance of our NEOs with stockholder interests through the grant of stock options, shares of restricted stock, and/or awards of restricted stock units under our 2007 stock incentive plan. Because the price of our common stock is subject to external factors, we also provide annual incentive compensation linked to our financial, operational and individual performance. Historically, stock options, restricted stock, or restricted stock units granted to our NEOs vest solely based on the passage of time. We continue to believe that time-vested equity awards will encourage long-term value creation and executive retention because executives can realize value from such rewards only if they remain employed by us until the awards vest.

Elements of Executive Compensation

Our executive compensation program was designed to reflect the philosophy and objectives we have described above. The elements of executive pay are presented in the table below and discussed in more detail in the following paragraphs:

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

We view the base salary, incentive bonus and benefit components of compensation as related and designed to reward executives on an annual basis, while we make determinations regarding long-term incentives with a longer time horizon than we do with the salary, bonus and benefit components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance or unique accomplishments. We make our salary and annual bonus decisions so that we can remain competitive with our peers. Except as described below, our compensation committee is not expected to adopt any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Base Salaries. The base salaries of executive officers, including our NEOs, are reviewed annually and may be adjusted by the compensation committee in accordance with certain criteria which include individual performance, the functions performed by the officer, the scope of the officer’s on-going duties, general changes in the compensation peer group in which we compete for executive talent, and our general financial performance. The weight given each such factor by the compensation committee may vary from individual to individual.

The base salaries of NEOs prior to our separation from Old Abraxis were determined in part based upon the recommendations of a compensation consultant engaged following the merger of Old APP with ABI to form Old Abraxis in 2006. Following our separation from Old Abraxis, management made recommendations to our compensation committee for the base salaries of our NEOs based on certain criteria, including individual performance, the functions performed by the officer, the scope of the officer’s ongoing duties, general changes in the compensation peer group in which we compete for executive talent, and our general financial performance. The weight given each such factor by the compensation committee may vary from individual to individual.

Annual Performance Incentives. We believe that periodic bonus awards can serve to motivate the executive officers to achieve annual performance goals, using more immediate measures for performance than those reflected in the appreciation in value of stock options.

In 2006, the compensation committee of Old Abraxis approved a corporate bonus plan (the “2006 Bonus Plan”) to reward employees and executives to assist in achieving goals of increasing stockholder value and continued growth of the company’s operations. Under the 2006 Bonus Plan, the target performance goals were based on meeting certain corporate performance objectives, individual contributions and business unit successes. The goals were set so that the attainment of the targets was not assured and required significant effort by our executives. Cash incentive payments under the 2006 Bonus Plan required satisfaction of a minimum of 70% of the corporate performance goals and could have increased until a maximum of 130% of the corporate performance objectives were obtained. The corporate performance factor was then multiplied by the percentage of the individual employee’s bonus target that has been achieved to determine that employee’s cash incentive payment. The ratio of the individual and business unit components for an individual employee’s bonus target was based on the employee’s position with the company.

Due to the undetermined timing of the anticipated separation of our business from Old Abraxis during the course of 2007, the Old Abraxis compensation committee did not establish a similar corporate bonus plan for 2007. As a result, our compensation committee considered several factors in determining the bonuses for our NEOs for 2007, including their individual efforts in connection with the separation, the increase in stockholder value as a result of the separation, and other corporate efforts such as the completion of several acquisitions during 2007.

For 2008, management made bonus recommendations to the compensation committee based on the achievement of certain individual objectives and corporate performance for 2008. Each employee, including each of our NEOs, had a bonus target which represented a percentage of the employee’s base salary based on the employee’s position with the company. The target bonus for each of our NEOs other than Dr. Soon-Shiong was 50% of his base salaries. The target bonus for Dr. Soon-Shiong was 100% of his base salary. The employee’s bonus target amounts were then multiplied by a percentage representing the performance of the company during 2008. The factors included in determining corporate performance included, but was not limited to, overall sales, manufacturing, business development activity, and the achievement of regulatory, research & development and clinical operations goals. After reviewing the company’s performance for 2008, management recommended that the company performance multiplier be 94%. Following this determination, each individual bonus was then multiplied by a percentage representing the employee’s individual performance as determined by management, which ranged from 0% to 104%, depending upon whether the individual’s performance met, exceeded or was below expectations. To preserve cash, 60% of all 2008 bonuses (including to our NEOs) were paid in the form of cash, with the remainder being paid in the form of restricted stock units.

We currently do not have a formal policy that would adjust or recover any bonus amounts previously paid to our executive officers if the corporate performance objectives upon which these payments are based are subsequently restated or otherwise adjusted in a manner that would have reduced the size of the bonus amount.

Long-Term Incentives. We believe that stock ownership by management is beneficial in aligning management and stockholder interests, thereby enhancing stockholder value. Our stock incentive plan allows for grants of stock options, restricted stock, restricted stock units and other equity awards. Equity awards may be granted to management, including our executive officers, and other employees under the stock incentive plan, which is administered by our board of directors through the compensation committee. The compensation committee advises the board of directors with respect to, and approves all awards made to, our executive officers. The majority of awards granted under our stock incentive plan has been in the form of a combination of stock options and restricted stock units. Because of the direct relationship between the value of an equity award and the stock price, the compensation committee believes that equity awards motivate the executive officers to manage our business in a manner that is consistent with stockholder interests. Stock option grants and other equity awards are intended to focus the attention of the recipient on our long-term performance, which we believe results in improved stockholder value, and to retain the services of the executive officers in a competitive job market by providing significant long-term earnings potential. To this end, stock options and other equity awards will generally vest and become fully exercisable over a four-year period. However, under our stock incentive plan, equity awards may be granted with differing vesting periods. The principal factors considered in granting stock options and other equity awards to our executive officers has been prior performance, level of responsibility, other compensation, and the officer’s ability to influence our long-term growth and profitability. However, our equity plans do not generally provide any quantitative method for weighting these factors, and the compensation committee’s decisions with respect to grant awards will be based primarily upon subjective evaluations of the past as well as future anticipated performance.

Due to the undetermined timing of the separation of our business from Old Abraxis during the course of 2007, the Old Abraxis compensation committee did not award any stock options or other equity awards to our NEOs in 2007. In November 2008, our compensation committee granted equity awards to each of our employees, including our NEOs, whose value equaled approximately 150% of the employee’s base salary in order to compensate our employees for the lack of awards in 2007.

Health and Welfare Benefits. We have adopted certain general employee benefit plans in which the executive officers are permitted to participate on parity with other employees. We also provide a 401(k) deferred compensation plan, pursuant to which we currently make contributions equal to 3% of employees’ compensation. We believe that the benefit from these plans assist us to attract and retain talented executives.

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

Post-Termination Compensation

Certain executive officers have agreements that provide for payments upon certain terminations of their employments. We believe that these provisions helped us to attract and retain these persons for their positions. Our severance provisions for the NEOs are summarized in “Agreements with our NEOs” and “Payments Upon Termination” below.

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

Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. We believe we are in compliance with the statutory provisions which became effective January 1, 2005.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2008 and our 2008 Annual Stockholders’ Meeting Proxy Statement. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this 2008 Annual Stockholders’ Meeting Proxy Statement and irrespective of any general incorporation language in such filing.

Compensation Committee of the Board of Directors

Stephen D. Nimer

David S. Chen

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our board of directors or compensation committee and any member of the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our CEO, our CFO and our other executive officers for 2008, 2007 and 2006. The information for 2007 and 2006 in this table includes compensation earned by our named executive officers for services to Old Abraxis prior to the date of the separation. The information for 2008 and 2007 in this table also includes amounts reimbursed by New APP following the separation pursuant to an agreement with New APP.

Name and Principal Position	Year	Salary (1)($)	Bonus (2)($)	Stock Awards (3)($)	Option Awards (4)($)	Non-Equity Incentive Plan Compensation (5)($)	All Other Compensation (6)($)	Total ($)
Patrick Soon-Shiong (10) Chairman of the Board and Chief Executive Officer	2008 2007 2006	945,000 916,250 692,885	— — 100,000	96,257 1,147 41,283	307,209 316,547 306,605	567,000 945,000 830,000	1,534,945 1,277,953 769,828	3,450,411 3,456,897 2,740,601
David O’Toole(7) Executive Vice President and Chief Financial Officer	2008 2007 2006	223,077 — —	50,000 — —	40,753 — —	17,262 — —	124,800 — —	— — —	455,892 — —
Lisa Gopala(8) Former Executive Vice President and Chief Financial Officer	2008 2007 2006	186,923 437,500 169,231	— 200,000 225,000	— — —	— 93,861 39,397	— 225,000 100,000	913,709 49,310 14,500	1,100,632 1,005,671 548,128
Bruce Wendel Executive Vice President of Corporate Operations and Development	2008 2007 2006	402,115 312,308 309,246	— — —	43,295 — —	112,581 177,208 144,316	145,350 170,000 150,000	11,021 35,708 302,879	714,362 695,224 906,441
Edward Geehr (9) Executive Vice President of Operations	2008 2007 2006	89,904 — —	50,000 — —	43,295 — —	18,339 — —	20,400 — —	— — —	221,938 — —

(1)	Includes salary paid by Old Abraxis prior to the date of separation. In 2007, Old Abraxis paid $843,558, $402,885 and $286,282 to Dr. Soon-Shiong, Ms. Gopala, and Mr. Wendel, respectively.
(2)	The annual cash incentive awards that are paid to the executive officers are reflected under the Non-Equity Incentive Plan Compensation column. The bonuses paid to Mr. O’Toole and Mr. Geehr in 2008 represent signing bonuses. The bonus amount paid to Ms. Gopala in 2007 represents an additional bonus paid to Ms. Gopala in July 2007 in connection with her efforts with financial matters related to various proposed transactions. The bonus amount paid to Ms. Gopala in 2006 represents a signing bonus of $100,000 and a discretionary bonus of $125,000 for her efforts in integrating the financial systems of American Pharmaceutical Partners and American BioScience post-merger. The bonus paid to Dr. Soon-Shiong in 2006 represents a discretionary bonus for his efforts relating to the integration of American BioScience after the merger with Old Abraxis in 2006.
(3)	The amount shown in this column reflects the compensation expense for outstanding restricted stock awards held by the NEOs recognized by us in 2008, 2007 and 2006 in accordance with SFAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. There were no forfeitures by the NEOs in 2006 or 2007. The restricted stock awards for which this expense is shown in the Summary Compensation Table (“SCT”) also include awards granted in 2003 for which we recognized expense in each of 2006 and 2007. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 11 to the Notes to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
(4)	The amount shown in this column reflects the compensation expense for outstanding options held by the NEOs recognized by us in each of 2008, 2007 and 2006 in accordance with SFAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. Options to purchase 14,850 shares that were granted to Ms. Gopala expired in 2008. The stock option awards for which this expense is shown in the SCT also include awards granted in 2005, 2004, 2003 and 2002 for which we continued to recognize expense in each of 2008, 2007 and 2006. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 11 to the Notes to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
(5)	The amount shown in this column represents the annual cash incentive award earned under the Management Incentive Compensation Program. See “Compensation Discussion and Analysis—Elements of Executive Compensation—Bonuses” above.

(6)	The table below provides the aggregate incremental cost of the components of Other Annual Compensation provided by or paid for by us (or Old Abraxis prior to the separation) for the personal benefit of the NEOs to the extent that such NEO received Other Annual Compensation in excess of $10,000 in each of 2008, 2007 and 2006.

	Other Annual Compensation ($)
	Dr. Soon-Shiong			Mr. Wendel			Lisa Gopala
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Personal Use of Aircraft (a)	165,302	205,782	34,739	—	—	—	—	—	—
Security (b)	1,353,628	1,063,363	727,199	—	—	—	—	—	—
Company Provided Housing (c)	—	—	—	—	—	—	—	41,800	14,500
Relocation Expenses (d)		—	—	—	28,243	295,072	—	—	—
Termination Payments (e)	—	—	—	—	—	—	868,750	—	—
Other (f)	16,014	8,808	7,890	11,021	7,465	7,807	44,959	7,510	—

Total:	1,534,945	1,277,953	769,828	11,021	35,708	302,879	913,709	49,310	14,500

(a)	For security and management efficiency reasons, certain of our executive officers travel on our private aircraft primarily for business-related matters. The methodology that we use to calculate our incremental direct operating cost for an officer’s personal use of the aircraft is based on the cost of fuel, trip-related airport fees, and pilot meals and lodging. Since the aircraft is primarily used for business travel, the methodology excludes the fixed costs which do not change based on the usage of the aircraft (such as pilot salaries) and non-trip related hangar and maintenance expenses.
(b)	For security-related reasons, we provide our executive chairman with the use of cars, security drivers, security systems and other security services.
(c)	Ms. Gopala was provided with the use of a house, which was used only for business purposes, in Illinois. The amount reflected represented the value of the housing provided by us or the sum of the rental payments.
(d)	In 2007 and 2006, we provided for relocation expenses that were incurred by Mr. Wendel, as well as cost of living adjustments.
(e)	In connection with Ms. Gopala’s termination of employment, we paid her the amount that she would have been entitled to under her employment agreement, as if she had been terminated without cause.
(f)	We paid certain group life insurance and matched certain contributions made by our executive officers to our 401K plan. In addition, we paid an executive benefit to our CEO, Mr. Wendel and Ms. Gopala. From time to time, our executive chairman obtains informal legal, business or technical advice from a limited number of employees and consultants of the company relating to non-company matters and uses certain office space, not otherwise being used or needed by the company, for such matters. We have determined that both the time spent by these employees and consultants and the use of such office space was not material to the company, did not result in any incremental cost to the company and did not affect in any material respect any employee’s or consultant’s obligations to the company. Our executive chairman will reimburse the company if in the future such time or use results in an incremental cost to the company as to which the audit committee determines reimbursement is appropriate under the circumstances.
(7)	Mr. O’Toole joined us in June 2008.
(8)	Ms. Gopala served as our Chief Financial Officer until May 2008.
(9)	Mr. Geehr joined us in October 2008.
(10)	Dr. Soon-Shiong served as our chief executive officer until April 2009, when he became executive chairman and chief executive officer of Abraxis Health.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information regarding the grants of annual cash incentive compensation, stock options and restricted stock to our NEOs made in 2008.

Name	Grant Date	Estimate Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Patrick Soon-Shiong	—	661,500	945,000	1,228,500	—	—	—	—
	11/5/08	—	—	—	8,179	—	64.99	531,553
	11/5/08	—	—	—	—	6,640	64.99	182,790
	11/5/08	—	—	—	—	1,539	71.49	46,604
David O’Toole	—	140,000	200,000	260,000	—	—	—	—
	11/5/08	—	—	—	3,462	—	64.99	224,995
	11/5/08	—	—	—	—	3,462	64.99	95,304
Bruce Wendel	—	119,000	170,000	221,000	—	—	—	—
	11/5/08	—	—	—	3,678	—	64.99	239,033
	11/5/08	—	—	—	—	3,678	64.99	101,250
Edward Geehr	—				—	—	—	—
	11/5/08	—	—	—	3,678	—	64.99	239,033
	11/5/08	—	—	—	—	3,678	64.99	101,250

(1)	These columns show the range of awards under our 2008 Corporate Bonus Program. The “threshold” column represents the minimum payout for the performance metrics under the Management Cash Incentive Program assuming that the minimum level of performance is attained. The “target” column represents the amount payable if the performance metrics are reached. The “maximum” column represents the maximum payout for the performance metrics under the 2008 Corporate Bonus Program assuming that the maximum level of performance is attained. The compensation committee of Abraxis BioScience has not yet determined the amount of bonus payable to these executive officers for 2008.
(2)	All equity awards granted on November 5, 2008 vest in equal installments on each of March 1, 2009, 2010, 2011 and 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth the outstanding equity awards of our NEOs at the end of 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Patrick Soon-Shiong	79,556				6.29	3/15/10
	85,920				9.43	3/8/11
	2,781				70.12	11/18/14
	5,704				77.13	11/18/14
	12,729	3,325	(1)		108.96	2/16/15
		917	(2)		119.85	2/16/15
		6,640	(3)		64.99	11/5/18
		1,539	(3)		71.49	11/5/18
							8,179	(4)	539,160
							4,231	(5)	237,825
David O’Toole		3,462	(4)		64.99	11/5/18
							3,462	(4)	228,215
							930	(5)	52,332
Bruce Wendel	10,607				65.73	8/9/14
	2,120	2,121	(6)		72.02	4/17/16
	1,060	1,061	(6)		70.63	5/19/16
		3,678	(3)		64.99	11/5/18
							3,678	(4)	242,454
							1,084	(5)	60,932
Edward Geehr		3,678	(3)		64.99	11/5/18
							3,678	(4)	242,454
							228	(5)	12,816

(1)	Stock options which vest in four equal annual installments beginning on 2/16/06.
(2)	Stock options which vest on 2/16/09.
(3)	Stock options which vest in four equal annual installments beginning on 3/1/09.
(4)	Restricted stock units which vest in four equal annual installments beginning on 3/1/09.
(5)	Restricted stock units which vest in two equal annual installments beginning on 1/15/10.
(6)	Stock options which vest in four equal annual installments beginning on 5/21/07.

OPTION EXERCISES AND STOCK VESTED

None of our NEOs exercised any options or had any restricted stock vest in 2008.

AGREEMENTS WITH OUR NEOs

The following is a description of selected terms of the agreements that we have entered into with our NEOs, as such terms relate to the compensation reported and described in the “Compensation Discussion and Analysis” section above.

Employment Agreements with David O’Toole and Edward Geehr

Mr. O’Toole entered into an employment agreement with us effective June 2, 2008 to serve as our Executive Vice President and Chief Financial Officer. Dr. Geehr entered into an employment agreement with us effective October 6, 2008 to serve as our Executive Vice President of Operations. Under the terms of the employment agreements, Mr. O’Toole and Dr. Geehr receive an annual base salary of $400,000 and $425,000, respectively, in each case subject to annual review by the board of directors. In addition, both Mr. O’Toole and Dr. Geehr are eligible to participate in the company’s general benefit plans, as well as the annual cash bonus plan designed for other executive officers. At their discretion, the compensation committee generally sets the target bonus goals each fiscal year for the annual cash bonus plan, generally based on a percentage of base salary; however, in the case of Dr. Geehr, the terms of his employment agreement set his 2009 target bonus level at 50% of base salary. Additional terms with respect to benefits payable upon the executive’s termination of employment under certain circumstances are described below under “Payments upon Termination.”

Employment Agreement with Lisa Gopala

Under the terms of the agreement with Ms. Gopala, she received an annual base salary of $450,000, subject to annual review by our board of directors and compensation committee, and was eligible to participate in our bonus plan designed for other executive officers. Pursuant to the terms of Ms. Gopala’s agreement, her target bonus was 50% of her base salary. In addition, Ms. Gopala received an option to purchase 35,000 shares of Old Abraxis common stock on August 1, 2006 with an exercise price of $20.07, which was converted in connection with the separation into an option to purchase 14,850 shares of our common stock with an exercise price of $47.30. Under the terms of this agreement, this option would vest in four equal annual installments with the first installment vesting on the first anniversary of the grant date, subject to acceleration under certain circumstances.

Ms. Gopala resigned her employment with us effective May 21, 2008. As a result of her resignation, Ms. Gopala’s employment agreement was terminated.

PAYMENTS UPON TERMINATION

This section describes the payments and benefits that certain of our named executive officers would have been entitled to had their employment been terminated under the circumstances described below on December 31, 2008. In this section, the value associated with the acceleration of equity compensation is based on the closing market price of a share of our common stock as of December 31, 2008 minus the exercise price (if any). On December 31, 2008, the closing market price of our common stock was $68.77. The amounts also include those amounts that the executive earned through that time and estimated amounts that would be paid out upon termination. The actual payments to the executive can only be determined at the actual time of termination.

David O’Toole and Edward Geehr

Mr. O’Toole’s and Dr. Geehr’s employment agreements provide for severance benefits in the event that the executive’s employment is terminated (i) by the company without cause, or (ii) by the executive for “Good Reason.” Severance benefits are specifically not triggered by a termination of employment in the event of a “sale transaction” where the agreement is specifically assumed by the successor entity. If severance benefits are triggered, the executive will receive (in addition to his salary up to the termination date, accrued vacation, and other vested benefits under company benefit plans up to the date of termination) the sum of the following over a twelve month period from the date of termination (the “Severance Period”), subject to restrictions under Section 409A of the Code, (i) 150% of the executive’s salary based on his then-current base salary, and (ii) a bonus (if applicable) calculated based on either the 2009 target incentive bonus (if the termination occurs before the 2009 bonus is paid) or the average of the last two annual incentive bonuses paid, and in either case, prorated to the date of termination. In addition, any stock options and other equity awards held by the executive would accelerate up to the end of the Severance Period. These severance payments and benefits are contingent on the executive agreeing not to compete with the company during the Severance Period and executing a general release in favor of the company. Under their employment agreements, these severance payments would equal $800,000 for Mr. O’Toole and $850,000 for Dr. Geehr, assuming the executives’ current base salaries, a target bonus of 50% of base salary (with no proration), and not including a value for the acceleration of any equity holdings.

For purposes of these agreements, the term “cause” included:

•	a material breach of the agreement, confidentiality agreement or any of our policies, if not cured to our satisfaction within twenty (20) days after our written notice to Executive;

•	the failure of the executive to substantially perform his duties, which continues for 20 days following notice;

•	the indictment of a crime involving dishonesty, breach of trust, physical harm to any person or serious moral turpitude; or

•	the engagement of conduct which is materially injurious to us (monetarily or otherwise) or which constitutes a material violation of federal or state law relating to us or our business.

The term “good reason” included the occurrence any of the following without the executive’s express consent:

•	a material adverse change to his overall status and responsibility;

•	requiring him to be based at any place outside of fifty (50) miles from our current principal office;

•	a reduction in his base salary or benefits; or

•	any failure by a successor company to assume and agree to perform our obligations hereunder.

Lisa Gopala

Ms. Gopala resigned her employment with us effective May 21, 2008. Under the terms of an agreement that we entered into with Ms. Gopala at the time, we paid her a severance payment of $868,750, less applicable withholding amounts. In addition, the stock options that Ms. Gopala received in connection with her employment agreement accelerated their vesting for an additional eighteen months following the termination date; however, she did not exercise any of such options prior to their expiration date.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no additional compensation for their services as directors. Our non-employee directors receive cash compensation as follows: (i) an annual retainer of $20,000, (ii) $2,500 for each board meeting attended in person and $500 for each board meeting attended telephonically, (iii) an annual retainer for the Audit Committee Chair of $5,000, (iv) $2,000 for attendance at each audit committee meeting in person and $500 for each audit committee meeting attended telephonically, and (v) $1,000 for attendance at each compensation committee meeting in person and $500 for each compensation committee meeting attended telephonically. Non-employee directors are also reimbursed for travel expenses and other reasonable out-of-pocket costs of attending board and committee meetings. In addition, non-employee directors are eligible to receive options and other equity awards directly under our 2007 non-employee director stock option program established under our 2007 Stock Incentive Plan. Directors who are also our employees are eligible to receive options and other equity awards directly under our 2007 Stock Incentive Plan. Each of our non-employee directors waived their right to receive options in connection with our 2008 annual meeting of the stockholders.

The following table sets forth specified information regarding the compensation for 2008 of our directors who are not employees:

Name	Fees Earned ($)	Option Awards ($)(1)	Total ($)
Kirk K. Calhoun	53,000	239,679	292,679
David S. Chen	47,000	239,679	286,679
Stephen D. Nimer	34,500	239,679	274,179
Leonard Shapiro	43,500	239,679	283,179

(1)	The amount shown in this column reflects the compensation expense for outstanding options held by the directors recognized by us in 2008 in accordance with FAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. There were no forfeitures by the directors in 2006. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 11 to the notes to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. At December 31, 2008, each of the non-employee directors had the following number of stock options outstanding, all of which were fully vested: Mr. Calhoun, 26,439; Dr. Chen, 23,575, Dr. Nimer, 33,121, and Mr. Shapiro, 26,439.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2009, for (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each of the directors, (iii) each of the named executive officers appearing in the Summary Compensation Table below, and (iv) all of the directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned (1)	Percent of Class (%)
5% Stockholders
Steven Hassen, Trustee (2) Themba 2005 Trust I 10182 Culver Boulevard Culver City, CA 90232	9,850,276	24.55%
Steven Hassen, Trustee (3) Themba 2005 Trust II 10182 Culver Boulevard Culver City, CA 90232	8,975,276	22.37%
California Capital Limited Partnership (4) 10182 Culver Boulevard Culver City, CA 90232	9,203,594	22.94%

Directors and Named Executive Officers (5)
Patrick Soon-Shiong, M.D. (6) (7)(8)	33,221,910	82.81%
Lisa Gopala (9)	—	*
Bruce Wendel (10)	40,098	*
Edward Geehr (11)	1,565	*
David O’Toole (12)	1,965
David S. Chen, Ph.D. (13)	70,450	*
Stephen D. Nimer, M.D. (14)	34,996	*
Leonard Shapiro (15)	50,939	*
Kirk K. Calhoun (16)	26,439	*
All named executive officers and directors as a group (eight persons)	33,448,362	83.38%

*	Represents beneficial ownership of less than 1% of issued and outstanding common stock on March 31, 2009.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentage of shares beneficially owned is based on 40,117,678 shares of common stock outstanding as of March 31, 2009. To our knowledge, except as indicated in the footnotes to this table, and subject to applicable community property laws, such persons have sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.
(2)	Themba 2005 Trust I has shared voting power of 9,850,276 shares and has shared dispositive power and is deemed to be the beneficial owner of 9,850,276 shares.
(3)	Themba 2005 Trust II has shared voting power of 8,975,276 shares and has shared dispositive power and is deemed to be the beneficial owner of 8,975,276 shares.
(4)	California Capital Limited Partnership has shared voting power of 9,203,594 shares and has shared dispositive power and is deemed to be the beneficial owner of 9,203,594 shares.
(5)	Except as otherwise indicated, the address of each of the executive officers and directors is c/o Abraxis BioScience, Inc., 11755 Wilshire Boulevard, Suite 2000, Los Angeles, California 90025.
(6)	Includes 32,998,979 comprised of 18,825,552 shares of common stock held by Themba 2005 Trust I and Themba 2005 Trust II, of which Dr. Soon-Shiong is a protector; 3,304,526 shares of common stock held by certain grantor annuity trusts of which Dr. Soon-Shiong is the trustee and certain family members of Dr. Soon-Shiong are beneficiaries; 9,203,594 shares of common stock held by California Capital Limited Partnership, of which an entity controlled by Dr. Soon-Shiong is the general partner; 790,308 shares of common stock held by RSU Plan LLC, of which Dr. Soon-Shiong is a member; and 874,999 shares held by Themba Credit LLC, of which Dr. Soon-Shiong is the manager. Dr. Soon-Shiong disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities.
(7)	Includes 192,976 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2009.

(8)	The 874,999 shares held by Themba Credit LLC have been pledged.
(9)	Ms. Gopala resigned in May 2008.
(10)	Includes 16,299 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(11)	Includes 919 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(12)	Includes 865 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(13)	Includes 23,575 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(14)	Includes 33,121 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(15)	Includes 26,439 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(16)	Represents 26,439 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2009.
(17)	See footnotes (7) through (16). Includes 320,633 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

We maintain one compensation plan, our 2007 Stock Incentive Plan (the “Stock Incentive Plan”), that provides for the issuance of our common stock to officers, directors, other employees or consultants. The Stock Incentive Plan has been approved by the stockholders.

In addition, in connection with our separation from Old Abraxis, we assumed the American BioScience Restricted Unit Plan I and the American BioScience Restricted Unit Plan II (the “ABI RSU Plans”), and the restricted units previously granted under these plans to our employees. The ABI RSU Plans were not approved by our stockholders.

The following table provides information about the Stock Incentive Plan and the ABI RSU Plans as of December 31, 2008:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	920,390	(1)	$56.25	5,079,610
Equity Compensation Plans Not Approved by Security Holders

Total	920,390		$56.25	5,079,610

(1)	Does not include 367,100 shares of our common stock issuable under the American Bioscience, Inc. Restricted Stock Plan II (“RSU Plan”) that were assumed in connection with the spin-off. Old Abraxis previously assumed the obligations under the RSU Plan in connection with its merger with American BioScience in April 2006. Under the terms of RSU Plan, in general one-half of the units granted thereunder generally vested on April 18, 2008 and the remaining one-half of the units generally will vest on April 18, 2010. On each vesting date, the value of the restricted stock unit award converted or will convert into the right to receive a number of shares of our common stock equal to the notional price that vests on such date divided by the average trading price of our common stock over the three trading days ending two days prior to vesting; except that if the average trading price of our common stock for such period is less than $66.63, then the notional price that vests on such date is divided by $66.63. We may elect to pay to the holder the cash value of our common stock that vests on each vesting date in lieu of delivery of our common stock.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of certain transactions and relationships entered into or existing since January 1, 2008, between us and certain affiliated parties. Our audit committee has the authority to review and to approve all related party transactions. It is our practice to have all related party transactions approved by either our audit committee or an independent committee of the board.

Agreements Related to Separation

In connection with the separation, we entered into a number of agreements that govern the relationship between New APP and us for a period of time after the separation. The agreements were entered into while we were still a wholly owned subsidiary of Old Abraxis. These agreements include:

•	Tax allocation agreement;

•	Dual officer agreement;

•	Employee matters agreement;

•	Transition services agreement;

•	Manufacturing agreement; and

•	Various real estate leases.

Until May 2008, Patrick Soon-Shiong, M.D. and our former chief financial officer, Lisa Gopala, were also the chief executive officer and chief financial officer, respectively of New APP. Dr. Soon-Shiong also owned approximately 80% of the outstanding capital stock of New APP and served as its chairman of the board until September 2008.

Each of these agreements related to the separation was approved by the unanimous consent of our board of directors. In addition, each of our directors was a member of the Old Abraxis board of directors at the time these agreements were approved by them.

Tax Allocation Agreement

The tax allocation agreement allocates the liability for taxes. Under the tax allocation agreement, New APP is responsible for and has agreed to indemnify us against all tax liabilities to the extent they relate to New APP’s hospital-based business, and we are responsible for and have agreed to indemnify New APP against all tax liabilities to the extent they relate to our proprietary products business. The tax allocation agreement also provides the extent to which, and the circumstances under which, the parties would be liable if the separation were not to constitute a tax-free distribution under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code. In general, we are required to indemnify New APP for any taxes resulting from a failure of the distribution to so qualify, unless such failure results solely from New APP’s specified acts.

Dual Officer Agreement

We entered into an agreement with New APP under which we and New APP acknowledged and agreed that Dr. Soon-Shiong and Ms. Gopala could serve as an officer of both companies and receive compensation from either or both companies. New APP also acknowledged and agreed in this agreement that neither Dr. Soon-Shiong nor Ms. Gopala would have any obligation to present to New APP any business or corporate opportunity that may come to his or her attention, other than certain business opportunities relating to the manufacture or sale of products that either were manufactured and sold by the hospital-based products business prior to the separation or were the subject of an ANDA filed prior to the separation and related transactions.

Effective May 1, 2008, New APP appointed a new chief executive officer and chief financial officer who replaced Dr. Soon-Shiong and Ms. Gopala in those positions. In addition, Ms. Gopala resigned as our chief financial officer in May 2008.

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

Transition Services Agreement

Pursuant to the transition services agreement, we and New APP will continue to provide to one another various services on an interim, transitional basis for periods up to 24 months, depending on the particular service. Services that we provide to New APP include legal services (e.g., assistance with SEC filings, labor and employment matters, and litigation support), financial services and corporate development. Services that New APP provides to us include information technology support, tax services, legal services, accounts payable services, internal audit services, accounts receivable services, general accounting related assistance, corporate insurance and franchise tax services, human resources, customer operations, sales and marketing support, corporate purchasing and facility services and regulatory support (including assistance with state and federal license renewals). Payments made under the transition services agreement are based on the providing party’s actual costs of providing a particular service. This agreement will terminate after a period of 24 months, but generally may be terminated earlier by either party as to specific services on certain conditions. For the year ended December 31, 2008, we incurred net transition service income of $0.5 million with New APP.

Manufacturing Agreement

We entered into a manufacturing agreement with New APP, through its wholly-owned subsidiary, New APP LLC, for the manufacture of Abraxane ® and certain of our pipeline products by New APP LLC for us, at the Melrose Park and Grand Island manufacturing facilities. Under the terms of the manufacturing agreement, we will perform certain manufacturing activities with respect to Abraxane ® or other pipeline products, principally related to the formulation and compounding of the active pharmaceutical ingredients in such products, and New APP LLC will undertake the remainder of the manufacturing processes. As part of the manufacturing services, New APP LLC will also provide us with training related to proper manufacturing practices and other related training, assistance with quality assurance and control and information technology support related to manufacturing operations. With regard to the Melrose Park and Grand Island facilities, New APP LLC is responsible for obtaining and maintaining necessary approvals to manufacture Abraxane ® or other pipeline products in compliance with the regulatory requirements applicable as to the jurisdictions in which such products are sold, subject to the right to receive reimbursement from us for the costs of such approvals in certain circumstances. We are responsible for obtaining and maintaining the remainder of the regulatory approvals required to sell and distribute Abraxane ® both in the United States and in other jurisdictions and we are responsible for the final release of the product for sale at the completion of the manufacturing process.

In the manufacturing agreement, New APP LLC agreed with us to cap over the term of the agreement the manufacturing growth of Abraxane® and other pipeline products that New APP LLC is required to manufacture under the agreement. Further, in the event of capacity constraints at the Melrose Park or Grand Island facilities, the manufacturing agreement will provide that the available capacity will be prorated between us and New APP LLC according to the parties’ then current use of New APP LLC’s manufacturing capacity. While the manufacturing agreement allows us to override these proration provisions, we may only do so by paying New APP LLC additional fees under the manufacturing agreement. The fee we would be required to pay New APP LLC to override the proration provisions of the manufacturing agreement is equal to the profit lost by New APP LLC as a result of our election to override the proration provisions.

We pay New APP LLC a customary margin on its manufacturing costs. In addition, during each of the first three years of the manufacturing agreement, we pay New APP LLC a facility management fee equal to $3 million. The amount of this fee may be offset to the extent New APP employees are transferred to us based upon the amount of compensation paid to such transferred employees. The term of the manufacturing agreement will end on December 31, 2011, which will be automatically extended for one year if either New APP exercises its right to extend the lease on our Melrose Park manufacturing facility for an additional year or we exercise our right to extend the lease for New APP’s Grand Island manufacturing facility for an additional year. (See “Real Estate Leases” below.)

The manufacturing agreement includes customary confidentiality provisions pursuant to which we and New APP LLC will keep confidential all confidential information of the other party, subject to certain exceptions.

In addition, the manufacturing agreement contains the following indemnification provisions. We will indemnify New APP LLC, its affiliates and its officers, directors and employees and agents (which are referred to as the “APP indemnified parties”) from any damages incurred by or assessed against them resulting from a third-party claim caused by or alleged to be caused by (i) our failure to perform our obligations under the manufacturing agreement, (ii) any product liability claim arising from the negligence, fraud or intentional misconduct of our or any of our affiliates or any product liability claim arising from our manufacturing obligations (or any failure or deficiency in our manufacturing obligations) under the manufacturing agreement, (iii) any claim that the manufacture, use or sale of Abraxane ® or our pipeline products infringes a patent or any other proprietary right of a third party, or (iv) any recall, product liability claim or other third-party claim not arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, the New APP indemnified parties by reason of the $100 million limitation of liability described below. We will also indemnify the New APP indemnified parties for liabilities that they become subject to as a result of their activities under the manufacturing agreement and for which they are not responsible under the terms of the manufacturing agreement. New APP LLC will indemnify us, and our affiliates, and their respective officers, directors, employees and agents from any damages incurred or assessed against them resulting from a third-party claim caused by or alleged to be caused by (i) New APP LLC’s gross negligence, bad faith, intentional misconduct or intentional failure to perform its obligations under the manufacturing agreement, and (ii) any product liability claim arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, New APP LLC or its affiliates. The New APP indemnified parties will not have any liability for monetary damages to our affiliates or third parties in connection with the manufacturing agreement for damages in excess of $100 million in the aggregate, except to the extent that the damages are the result of (i) one of New APP LLC’s or our executive officers in bad faith affirmatively instructing their employees to intentionally breach New APP LLC’s obligation to manufacture Abraxane ® or pipeline products under the manufacturing agreement or (ii) any intentional failure by New APP LLC, in bad faith, to cure any material breach of its obligation to manufacture Abraxane ® or pipeline products under the manufacturing agreement following notice of this breach.

For the period ended December 31, 2008, we incurred $3.0 million of facility management fees and incurred fees of $1.7 million for earned margins relating to the manufacture of Abraxane ® by New APP for us.

Real Estate Leases

Pursuant to the separation, we own the manufacturing facility located on Ruby Street, Melrose Park, Illinois, and the research and development and the warehouse facility, both located in the same building on N. Cornell Avenue, Melrose Park, Illinois. New APP owns the manufacturing facility located in Grand Island, New York. In connection with the separation, the parties entered into a series of lease agreements to facilitate continued production of their respective pharmaceutical products while a manufacturing transition plan is implemented. Under the terms of the lease agreements, we lease the Ruby Street facility, consisting of approximately 122,000 square feet of office, warehouse and pharmaceutical manufacturing space, to New APP. The initial term of the lease expires on December 31, 2011 and may be renewed at the option of New APP for one additional year if New APP is manufacturing a certain level of its products at the Ruby Street facility in the period prior to the expiration of the lease. During the term of the lease, we will have access to the Ruby Street facility to perform certain elements of the manufacturing processes of Abraxane ® and other nab ® technology product candidates under the manufacturing agreement as well as, under certain circumstances, to provide contract manufacturing services to third parties. In order to provide sufficient warehouse space to New APP during the term of the Ruby Street lease, we also leased the

Cornell Warehouse facility, consisting of approximately 71,000 square feet of warehouse space, to New APP. The initial term of the lease will be until December 31, 2011, and may be renewed at New APP’s option for one additional year if the lease for the Ruby Street manufacturing facility is extended. We also leased the Cornell R&D facility, consisting of approximately 48,000 square feet of research and development space, to New APP. The initial term of the lease will be until December 31, 2010 and may be terminated upon twelve months written notice from and after January 1, 2009. This lease has no option to extend the term of the lease.

We leased a portion of New APP’s Grand Island facility, consisting of approximately 5,700 square feet of pharmaceutical manufacturing space, to allow us to perform our obligations under the manufacturing agreement. The initial term of the lease will be until December 31, 2011, and may be renewed at our option for one additional year if we have not received regulatory approvals from the EMEA to manufacture Abraxane ® in at least two facilities (not including the Grand Island facility) by June 30, 2011.

For the period ended December 31, 2008, we had $2.6 million in net rental income relating to these real estate leases.

Other

We entered into employment agreements with David O’Toole and Edward Geehr in 2008. See the discussion of these agreements under “Agreements with Our NEOs” and “Payments upon Termination.” We also employ Edith Lee, the sister-in-law of our executive chairman, as our Senior Director of Administration. We recognized compensation expense in 2008 for her of approximately $200,000, representing her salary and bonus as well as equity compensation related to her employment with Abraxis BioScience and its predecessor, Old Abraxis. Prior to joining Old Abraxis in 2006, she was an employee of ABI where she became a participant in the American BioScience Restricted Unit Plan II as more fully described in Note 11 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for professional services provided by Ernst & Young in each of the last two fiscal years were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
	(in thousands)	(in thousands)
Audit fees	$1,643	$1,595
Audit-related fees	1,242	35
Tax fees	256	50
All other fees	—	—

Total	$3,141	$1,680

For the period following the separation, our audit committee pre-approved all audit and non-audit services provided by Ernst & Young, as described in the audit committee’s charter. Audit and non-audit services provided by Ernst & Young in 2007 were pre-approved by the audit committee of Old Abraxis prior to the separation and all such services in 2008 were pre-approved by our audit committee. Audit fees included fees associated with the integrated audit of our consolidated financial statements and our internal control over financial reporting and the statutory audits of various of our subsidiaries. Audit-related fees principally include fees associated with the audit and review of documents filed with the SEC related to the pending spin-off of Abraxis Health and fees in connection with the audit of our 401(k) plan. Tax fees include fees for tax compliance, tax advice and tax planning services.

Our audit committee has considered whether the audit-related, tax and all other services provided by Ernst & Young are compatible with maintaining that firm’s independence.

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

Commission on November 14, 2008)

10.24	Termination Agreement dated as of November 19, 2008, between Abraxis BioScience, LLC and AstraZeneca UK Limited (incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

24.1	Power of Attorney (incorporated by reference to the signature page to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 30th day of April 2009.

ABRAXIS BIOSCIENCE, INC.

By:	/S/ LEON O. MOULDER, JR. Leon O. Moulder, Jr. President and Chief Executive Officer