Form 10-Q
period 2009-03-31
Abraxis BioScience, Inc.
filed 2009-05-08
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the registrant had 40,117,909 shares of $0.001 par value common stock outstanding.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$302,798	$306,390
Cash collateral for reacquisition of agreement	—	300,631
Accounts receivable, net of allowance for chargebacks of $1,310 in 2009 and $1,258 in 2008 and credit returns of $1,100 in 2009 and $695 in 2008	38,721	37,011
Related party receivable	2,114	1,915
Inventories	59,314	63,506
Prepaid expenses and other current assets	27,989	33,795
Deferred income taxes	64,882	65,585

Total current assets	495,818	808,833
Property, plant and equipment, net	181,367	166,720
Investment in Drug Source Company, LLC	11,214	10,183
Intangible assets, net of accumulated amortization of $115,960 in 2009 and $105,113 in 2008	165,278	175,291
Goodwill	241,361	241,361
Other non-current assets	35,962	36,196

Total assets	$1,131,000	$1,438,584

Liabilities and equity
Current liabilities:
Accounts payable	$25,269	$39,142
Accrued liabilities	49,342	53,020
Accrued litigation costs	57,665	57,635
Reacquisition payable	—	268,000
Income taxes payable	796	679
Deferred revenue	3,597	4,209

Total current liabilities	136,669	422,685
Deferred income taxes, non-current	62,594	62,685
Long-term portion of deferred revenue	7,424	8,223
Other non-current liabilities	15,480	15,519

Total liabilities	222,167	509,112
Equity
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 40,117,678 and 40,066,451 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	40	40
Additional paid-in capital	1,205,685	1,203,092
Accumulated deficit	(295,610)	(272,689)
Accumulated other comprehensive loss	(902)	(971)

Total stockholders’ equity	909,213	929,472
Noncontrolling interest	(380)	—

Total equity	908,833	929,472

Total liabilities and equity	$1,131,000	$1,438,584

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(unaudited)
	(in thousands, except per share data)
Abraxane revenue	$70,618	$79,932
Other revenue	1,964	2,210

Net revenue	72,582	82,142
Cost of sales	9,127	8,607

Gross profit	63,455	73,535
Operating expenses:
Research and development	34,977	20,822
Selling, general and administrative	42,503	45,300
Amortization of intangible assets	9,950	9,653
Equity in net (income) loss of Drug Source Company, LLC	(1,031)	248

Total operating expenses	86,399	76,023

Loss from operations	(22,944)	(2,488)
Interest income	1,146	6,535
Other (expense) income	(1,440)	287

(Loss) income before income taxes	(23,238)	4,334
Provision for income taxes	63	25

Net (loss) income	$(23,301)	$4,309

Net loss attributable to noncontrolling interest	(380)	—

Net (loss) income attributable to common shareholders	$(22,921)	$4,309

Basic and diluted net (loss) income per common share	$(0.57)	$0.11

Stock-based compensation is included above in the following classification:
Cost of sales	$103	$51
Research and development	1,192	1,190
Selling, general and administrative	3,119	1,753

	$4,414	$2,994

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(23,301)	$4,309
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	3,885	3,404
Amortization of intangible assets	9,950	9,653
Amortization of deferred revenue	(1,412)	(10,309)
Other than temporary loss on marketable securities	2,944	—
Gain on derivatives	(436)	—
Equity-based compensation	4,413	2,994
Deferred income taxes	638	—
Equity in net (income) loss of Drug Source Company, LLC, net of dividends received	(1,031)	248
Gain on sale of marketable securities	(792)	—
Gain on sale of subsidiary	(2,667)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,542)	2,598
Cash collateral for reacquisition of agreement	300,631	—
Related party, net	(199)	(10,061)
Inventories	4,138	2,564
Prepaid expenses and other current assets	2,112	3,006
Accounts payable and accrued expenses	(20,414)	(9,570)
Reacquisition payable	(268,000)	—
Other non-current assets and liabilities	450	581

Net cash provided by (used in) operating activities	9,367	(583)

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,963)	(1,859)
Purchases of investments and marketable securities	—	(4,492)
Proceeds from sale of subsidiary	2,046	—
Proceeds from sale of marketable securities	3,676	—

Net cash used in investing activities	(13,241)	(6,351)

Cash flows from financing activities:
Proceeds from the exercise of stock options	269	28

Net cash provided by financing activities	269	28
Effect of exchange rates on cash and cash equivalents	13	25

Net decrease in cash and cash equivalents	(3,592)	(6,881)
Cash and cash equivalents, beginning of period	306,390	705,125

Cash and cash equivalents, end of period	$302,798	$698,244

See notes to condensed consolidated financial statements

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

Abraxis BioScience, Inc. (formerly known as New Abraxis, Inc.) is a Delaware corporation that was formed in June 2007. We are a biotechnology company, with a proprietary marketed product (Abraxane®), global ownership of our proprietary technology platform and clinical pipeline, and dedicated nanoparticle manufacturing capabilities for worldwide supply integrated with seasoned in-house capabilities, including discovery, clinical drug development, regulatory and sales and marketing.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or other future periods. The balance sheet information at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation.

Basis of Consolidation

The accompanying condensed consolidated financial statements reflect the consolidated operations of Abraxis BioScience, Inc. and its subsidiaries. The condensed consolidated financial statements include the assets, liabilities and results of operations of our wholly-owned and majority-owned operating subsidiaries and variable interest entities which we are the primary beneficiary. Additionally, the condensed consolidated statements include our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions were eliminated in consolidation.

For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary as prescribed by FASB Interpretation 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interest. Variable interests are ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. We have one variable interest entity and since we are the primary beneficiary, the variable interest entity is consolidated in our financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentations. The reclassifications did not impact net income or total stockholders’ equity.

Cash and Cash Equivalents

It is our policy to include cash and investments having maturity of three months or less at the time of acquisition in cash and cash equivalents.

Cash Collateral for Reacquisition of Agreement

        In November 2008, we entered into an agreement with AstraZeneca UK Limited under which, subject to the terms and conditions of the agreement, we re-acquired the exclusive rights to market Abraxane® in the United States. As part of the agreement, we provided $286 million ($268 million for termination payment and $18 million for estimated final payments due under the Co-Promotion Agreement) in irrevocable standby letters of credit to secure the future payments under the agreement. The letters of credits were collateralized by $300.6 million of cash, which was included in “Cash collateral for reacquisition of agreement” in the balance sheet as of December 31, 2008. In March 2009, we made the final payments under the agreement and were released from our obligation to maintain the cash collateral.

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

Investments

We review quarterly, our available-for-sale securities and cost method investments for other than temporary declines in fair value and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. For the three months ended March 31, 2009 and 2008, we realized other than temporary losses of $2.9 million and $0, respectively, on available for sale securities whose values, based on market quotation, had declined significantly below their carrying value. The loss is included in “Other income and expense” in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Business Combination (SFAS 141R) and Statement No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). These new standards will change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and were effective for us beginning on January 1, 2009. The adoption of SFAS 141R could have a significant impact on our accounting for future business combinations. SFAS 160 did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements (EITF 07-1). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements. EITF 07-1 will be applicable to arrangements we may enter into regarding development and commercialization of products and product candidates. EITF 07-1 was effective for us beginning on January 1, 2009. The adoption of EITF 07-1 did not have a significant impact on our consolidated results of operations or financial position.

(2) Earnings Per Share Information

Basic (loss) income per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) income per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares used for the basic calculations plus the weighted average dilutive shares, unless the impact of including the dilutive shares are anti-dilutive. Calculations of basic and diluted loss per common share information are based on the following (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Basic and dilutive numerator:
Net (loss) income attributable to common shareholders	$(22,921)	$4,309

Denominator:
Weighted average common shares outstanding—basic	40,081	39,997
Net effect of weighted average dilutive stock options and restricted stock awards	—	199

Weighted average common shares outstanding—diluted	40,081	40,196

Net (loss) income per common share—basic	$(0.57)	$0.11

Net (loss) income per common share—diluted	$(0.57)	$0.11

Potentially dilutive shares not included	271	—

(3) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Finished goods	$16,329	$14,477
Work in process	8,597	9,615
Raw materials	34,388	39,414

	$59,314	$63,506

Inventories consist of products currently approved for marketing and may, from time to time, include certain products pending regulatory approval. Occasionally, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we considered the market, pricing and demand for competing products, its anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. No inventory held at March 31, 2009 or December 31, 2008 was pending regulatory approval.

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

(4) Financial Instruments

We adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), effective January 1, 2008, for our financial assets and liabilities. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

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

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of March 31, 2009. All of the investments below reflect strategic investments.

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of March 31, 2009
	(in thousands)
Marketable equity securities	$2,917	$—	$—	$2,917
Marketable debt securities	—	—	9,162	9,162
Derivatives	—	1,188	—	1,188

Total	$2,917	$1,188	$9,162	$13,267

Gains or losses considered to be temporary are included in accumulated other comprehensive loss at each measurement date. Other than temporary losses are included in other expense in the statement of operations.

The Level 3 assets represent convertible notes that were purchased in May and November 2008. The value of the convertible notes at March 31, 2009 approximates their purchase price.

There were no re-measurements to fair value during the three months ended March 31, 2009 of financial assets and liabilities that were not measured at fair value on a recurring basis.

(5) Related Party Transactions

Receivables from related parties totaled $2.1 million and $1.9 million at March 31, 2009 and December 31, 2008, respectively. Receivables from related parties at March 31, 2009 included $1.8 million in receivables from Drug Source Company and $0.3 million in receivables from APP Pharmaceuticals, Inc. (APP). At December 31, 2008, we had receivables of $1.6 million from Drug Source Company and $0.3 million from APP.

Transactions with APP Pharmaceuticals

In connection with the separation of APP Pharmaceuticals, Inc. (APP) and us on November 13, 2007, we entered into a number of agreements that govern the relationship between APP and us for a period of time after the separation. The agreements were entered into while we were still a wholly owned subsidiary of Old Abraxis. These agreements include (i) a tax allocation agreement, (ii) an employee matters agreement, (iii) a transition services agreement, (iv) a manufacturing agreement and (v) various real estate leases. Transactions relating to these agreements recorded in our condensed consolidated statements of operations are summarized in the following table:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Other revenue:
Net rental income	$769	$647
Cost of sales:
Manufacturing and distribution costs	300	307
Facility management fees	500	750
Selling, general and administrative
Net general and administrative costs	363	(375)

(6) Accrued Liabilities

Accrued liabilities consisted of the following at:

	March 31, 2009	December 31, 2008
	(in thousands)
Sales and marketing	$14,693	$13,125
Payroll and employee benefits	11,366	14,797
Legal and insurance	21,324	17,632
Milestone	—	3,950
Other	1,959	3,516

	$49,342	$53,020

(7) Income Taxes

Our effective tax rate for the three months ended March 31, 2009 was 0.3%. The rate was computed based on special state tax rules that were used to compute our taxable base on our gross receipts. The effective tax rate for the three months ended March 31, 2009 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

As of March 31, 2009, we had $5.5 million of gross unrecognized tax benefits for uncertain tax positions taken in our income tax return. This tax benefit is included in “Other non-current liabilities” in the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2009, the gross amount of our unrecognized tax benefits did not change from the amount included in our balance sheet at December 31, 2009. The majority of the unrecognized tax benefits, if and when recognized, would affect our effective tax rate. We do not anticipate that any of the unrecognized tax benefits will reverse in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At March 31, 2009, we had no accruable interest or penalties. We do not have any returns currently subject to examination by tax authorities or any open audits.

(8) Comprehensive (Loss ) Income

Elements of comprehensive (loss) income, net of income taxes, were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Foreign currency translation adjustments	$(2,025)	$2,425
Unrealized gain (loss) on marketable equity securities	2,094	(2,494)

Other comprehensive income (loss)	69	(69)
Net (loss) income	(23,301)	4,309

Comprehensive (loss) income	$(23,232)	$4,240

Comprehensive loss attributable to noncontrolling interest	$(380)	$—

Comprehensive (loss) income attributable to common shareholders	$(22,852)	$4,240

At March 31, 2009 and 2008, we had cumulative foreign currency translation loss adjustments of $0.7 million and gain adjustments of $2.6 million, respectively. In addition, at March 31, 2009 and 2008, we had cumulative unrealized losses on marketable securities of $0.2 million and $1.9 million, respectively.

(9) Sale of Assets

In March 2009, we sold the shares of our wholly owned subsidiary, Abraxis BioScience Switzerland GmbH, which held the plant, property and equipment located in Barbengo, Switzerland. We received $2.0 million in proceeds from the sale and recorded a gain of approximately $2.7 million, of which $0.6 million was gains from foreign currency exchange. The gain is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2009. We initially recorded an impairment charge of $9.2 million for these assets in the third quarter of 2008.

(10) Proposed Spin-off

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

The proposed spin-off is subject to a number of closing conditions, including final approval by our board of directors and the effectiveness of the registration statement registering the common stock of Abraxis Health to be distributed to our stockholders in connection with the spin-off. Approval by our stockholders is not required as a condition to the consummation of the proposed spin-off. In connection with the proposed spin-off, Abraxis Health will re-file a registration statement on Form 10 with the SEC. Stockholders are urged to read Abraxis Health’s Form 10 registration statement carefully because it will contain important information about the proposed spin-off.

(11) Contingencies

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against Old Abraxis in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan-owned patents. Élan sought unspecified damages and an injunction. In August 2006, Old Abraxis filed a response to Élan’s complaint contending that it did not infringe on the Élan patents and that the Élan patents are invalid. On June 13, 2008, the jury ruled that we infringed upon one of Élan’s patents, which runs until 2011, and awarded Élan $55.2 million in damages for sales of Abraxane® through the judgment date. We have filed various post-trial motions and will appeal the jury ruling. We assumed any liability of Old Abraxis relating to this litigation in connection with the separation. As of March 31, 2009, we had accrued litigation costs of $57.7 million for this matter, which included $2.4 million of interest expense.

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

(12) Subsequent Events

Stock Repurchase Program

On April 20, 2009, we announced that our board of directors authorized a program to repurchase up to $100 million of the company’s common stock. Share repurchases, if any, will be funded by internal cash resources and will be made through open market purchases. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of management. Share repurchases may be commenced, suspended or discontinued at any time without prior notice.

Property Purchase

On April 24, 2009, we completed the purchase of certain real property in Costa Mesa, California for an aggregate purchase price of $30.5 million. The acquisition included a 15 acre site with an approximately 180,000 square foot three-story building, including approximately 70,000 square feet of laboratory space.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain forward-looking statements within the meaning of federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. These risks and uncertainties include those described in “Part II, Other Information, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements, whether express or implied, are not guarantees of future performance and are subject to risks and uncertainties, which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

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

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	any adverse outcome in litigation;

•	general economic, political and business conditions that adversely affect our company or our suppliers, distributors or customers;

•	changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	the ability to successfully manufacture our products in an efficient, time-sensitive and cost effective manner;

•	the impact of recent legislative changes to the governmental reimbursement system; and

•

risks inherent in acquisitions, divestitures and spin-offs, including the capital resources required for acquisitions, business risks, legal risks and risks associated with the tax and accounting treatment of such transactions.

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

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, including “Item 1: Business”; “Item 1A: Risk Factors”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.”

Background

We are one of the few fully integrated global biotechnology companies, with a breakthrough marketed product (Abraxane®), global ownership of our proprietary technology platform and clinical pipeline, and dedicated nanoparticle manufacturing capabilities for worldwide supply integrated with seasoned in-house capabilities, including discovery, clinical drug development, regulatory and sales and marketing.

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

We own the worldwide rights to Abraxane®, a next generation, nanometer-sized, solvent-free taxane that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. We believe the successful launch of Abraxane ® validates our nab® tumor targeting technology, a novel biologically interactive (receptor-mediated) system to deliver chemotherapeutic agents in high concentrations preferentially to all tumors secreting a protein called SPARC, which attracts and binds to albumin.

Proposed 2009 Spin-Off

In January 2009, we announced that our board of directors approved a plan to spin-off a newly-formed subsidiary, Abraxis Health, Inc., as a new independent, stand-alone company holding our drug discovery, pilot manufacturing and development business. If the spin-off occurs, our stockholders would own (i) shares of Abraxis Health and (ii) shares of our common stock, and we would continue to operate our existing business, excluding the drug discovery, pilot manufacturing and development business to be held by Abraxis Health. In connection with the proposed spin-off, Abraxis Health would enter into several agreements with us related to, among other things, manufacturing, transition services, product development and research, tax allocations, clinical development and a number of ongoing commercial relationships.

The proposed spin-off is subject to a number of closing conditions, including final approval by our board of directors and the effectiveness of the registration statement registering the common stock of Abraxis Health to be distributed to our stockholders in connection with the spin-off. Approval by our stockholders is not required as a condition to the consummation of the proposed spin-off. In connection with the proposed spin-off, Abraxis Health will re-file a registration statement on Form 10 with the SEC. Stockholders are urged to read Abraxis Health’s Form 10 registration statement carefully because it will contain important information about the proposed spin-off.

Stock Repurchase Program

On April 20, 2009, we announced that our board of directors approved a program to repurchase up to $100 million of the company’s common stock. Share repurchases, if any, will be funded by internal cash resources and will be made through open market purchases. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of management. Share repurchases may be commenced, suspended or discontinued at any time without prior notice.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and March 31, 2008

The following table sets forth the results of our operations for the three months ended March 31, 2009 and 2008, and forms the basis for the following discussion of our operating activities:

	Three Months Ended March 31,		Change Favorable (Unfavorable) 2009 vs. 2008
	2009	2008	$	%
	(unaudited, in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Abraxane	$70,618	$79,932	$(9,314)	(12)%
Other	1,964	2,210	(246)	(11)%

Net revenue	72,582	82,142	(9,560)	(12)%
Cost of sales	9,127	8,607	(520)	(6)%

Gross profit	63,455	73,535	(10,080)	(14)%
Operating expenses:
Research and development	34,977	20,822	(14,155)	(68)%
Selling, general and administrative	42,503	45,300	2,797	6%
Amortization of intangible assets	9,950	9,653	(297)	(3)%
Equity in net (income) loss of Drug Source Co., LLC	(1,031)	248	1,279	516%

Total operating expenses	86,399	76,023	(10,376)	(14)%

Loss from operations	(22,944)	(2,488)	(20,456)	(822)%
Interest income	1,146	6,535	(5,389)	(82)%
Other (expense) income	(1,440)	287	(1,727)	(602)%

(Loss) income before income taxes	(23,238)	4,334	(27,572)	(636)%
Provision for income taxes	63	25	(38)	(152)%

Net (loss) income	$(23,301)	$4,309	$(27,610)	(641)%

Net loss attributable to non controlling interest	(380)	—	(380)	—

Net (loss) income attributable to controlling interest	$(22,921)	$4,309	$(27,230)	(632)%

Basic and diluted net (loss) income per common share	$(0.57)	$0.11
Weighted-average common shares outstanding:
Basic	40,081	39,997
Diluted	40,081	40,196

Net Revenue

Net revenue for the three months ended March 31, 2009 decreased by $9.5 million, or 11.6% to $72.6 million as compared to $82.1 million for the same period in 2008. Included in net revenue for the three months ended March 31, 2009 was $0.8 million of recognized deferred revenue as compared to $10.2 million in the prior year period.

Abraxane revenue for the three months ended March 31, 2009 decreased $9.3 million to $70.6 million compared to $79.9 million for the same period of 2008. The decrease was primarily due to a decrease in deferred revenue of $9.1 million related to the reacquisition of Abraxane marketing rights in the U.S. effective in January 2009. Excluding the recognition of deferred revenue, total Abraxane revenue for the three months ended March 31, 2009 decreased by $0.2 million, or 0.3%, to $70.6 million as compared to $70.8 million for the previous year’s comparable period.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $63.5 million, or 87.4% of net revenue, as compared to $73.5 million, or 89.5% of net revenue for the same period of 2008. Excluding recognized deferred revenue, gross profit as a percentage of net revenue for the three months ended March 31, 2009 was 87.3% as compared to 88.2% in 2008.

Research and Development

Research and development expense for the three months ended March 31, 2009 increased $14.2 million, or 68.0%, to $35.0 million as compared to $20.8 million for the same period in 2008. The increase related primarily to increased spending in clinical studies and investments in research and development projects.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2009 decreased $2.8 million to $42.5 million, or 58.6% of net revenue, from $45.3 million, or 55.1% of net revenue, for the same period in 2008. The reacquisition of Abraxane marketing rights in the U.S. yielded savings due to the elimination of costs associated with the co-promotion agreement. Partially offsetting this reduction was increased spending related to the international launch of Abraxane, increased spending on information systems infrastructure and an increase in sales and marketing costs.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2009 was $9.9 million compared to $9.7 million for the same period in the prior year.

Equity Income in Drug Source Company, LLC

Income from Drug Source Company in the first quarter of 2009 was higher than the corresponding period in 2008 due to sales of higher margin products and lower operating costs.

Other Non-Operating Items

Interest income consisted primarily of interest earned on invested cash. The decrease in interest income for the three months ended March 31, 2009 of $5.4 million was due to lower interest rates and lower investment balances in 2009 as compared to 2008. For the three months ended March 31, 2009, the average yield on cash investments was 1.4%.

Other expense increased $1.7 million for the three months ended March 31, 2009 primarily due to $2.9 million of other than temporary loss on marketable securities offset by $0.8 million gain on sale of marketable securities and $0.4 million increase in fair value of derivatives.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2009 was approximately 0.3%. The rate is computed based on special state tax rules that were used to compute our taxable base on our gross receipts in certain states. The effective tax rate for the three months ended March 31, 2009 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
	(in thousands)
Summary Financial Position
Cash and cash equivalents	$302,798	$306,390
Cash collateral for reacquisition of agreement	—	300,631
Working capital	359,149	386,148
Total assets	1,131,000	1,438,584
Total stockholders’ equity	908,833	929,472

	Three Months Ended March 31,
	2009	2008
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$9,367	$(583)
Purchases of property, plant and equipment	(18,963)	(1,859)
Purchases of investments and marketable securities	—	(4,492)
Proceeds from sale of subsidiary	2,046	—
Proceeds from sale of marketable securities	3,676	—
Financing activities	269	28

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $9.4 million for the three months ended March 31, 2009 compared to net cash used in operating activities of $0.6 million for the same period in 2008. The increase in cash provided by operations of $10.0 million was primarily due to a decrease, in excess of accruals, for cash collateral for reacquisition of agreement, and a decrease in related party receivable, which are offset by an increase in accounts receivable and a net loss for the three months ended March 31, 2009.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and to acquire various intellectual property rights.

Net cash used for the acquisition of property, plant and equipment for the three months ended March 31, 2009 totaled $19.0 million. The majority of this amount related to expenditures for the modernization of our Melrose Park, Illinois and Phoenix, Arizona manufacturing facilities. For the three months ended March 31, 2009, we had proceeds from the sale of marketable securities of $3.7 million. Additionally, in 2009, we received net proceeds of $2.0 million from the sale of our subsidiary in Barbengo, Switzerland.

Net cash used for acquisition of property, plant and equipment for the three months ended March 31, 2008 was $1.9 million. Additionally, we purchased $4.5 million in marketable securities and other investments during the first quarter of 2008.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2009 represented cash received upon the exercise of stock options.

Sources of Financing and Capital Requirements

We have historically funded our research and development activities through product license fees, including milestones, and borrowings, whereas our primary sources of liquidity have been cash flow from operations and funding from Old Abraxis with which we had inter-company transactions prior to the separation. We received a $700 million cash contribution in connection with our separation from APP Pharmaceuticals, Inc. in November 2007.

Capital Requirements

Our future capital requirements will depend on numerous factors, including:

•	expansion of product sales into international markets;

•	working capital requirements and production, sales, marketing and development costs required to support Abraxane®;

•	research and development, including clinical trials, spending to develop further product candidates and ongoing studies;

•	the need for manufacturing expansion and improvement;

•	the allocation of cash resources between us and Abraxis Health if the proposed spin-off occurs;

•	the requirements of any potential future acquisitions, asset purchases or equity investments; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

We believe our cash and cash equivalents on hand, together with any cash generated from operations, will be sufficient to finance our operations for at least the next twelve months. In the event we engage in future acquisitions or significant capital projects or significantly reduce our available cash resources in connection with the proposed spin-off of Abraxis Health, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

On April 20, 2009, we announced that our board of directors approved a program to repurchase up to $100 million of the company’s common stock. Share repurchases, if any, will be funded by internal cash resources and will be made through open market purchases. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of management. Share repurchases may be commenced, suspended or discontinued at any time without prior notice.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141(R), Business Combination (SFAS 141R) and Statement No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). These new standards will change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and were effective for us beginning on January 1, 2009. The adoption of SFAS 141R could have a significant impact on our accounting for future business combinations. SFAS 160 did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements (EITF 07-1). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements. EITF 07-1 will be applicable to arrangements we may enter into regarding development and commercialization of products and product candidates. EITF 07-1 was effective for us beginning on January 1, 2009. The adoption of EITF 07-1 did not have a significant impact on our consolidated results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily our investments in marketable securities and our debt obligations. Changes in foreign currency exchange rates can affect our operations outside of the United States.

Foreign Currency Risk: We have operations in Canada, Europe, South Africa and other parts of the world; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a partial hedge. Nonetheless, these foreign operations are presented in our consolidated and combined financial statements in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the functional currency may vary according to currency fluctuations.

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of March 31, 2009, there were no outstanding hedge arrangements.

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

We are also exposed to equity price risks on marketable equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. We regularly review the market prices of these investments for impairment purposes. For the three months ended March 31, 2009 and 2008, we realized other than temporary losses of $2.9 million and $0, respectively, on available for sale securities whose values, based on market quotation, had declined below their carrying value.

Interest Rate Risk: As of March 31, 2009, we had no debt obligations outstanding. Consequently, we have minimal current exposure to changes in interest rates on borrowings.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. We relied in part on the system of internal controls over financial reporting performed by APP on behalf of our company in accordance with the terms and conditions of the transition services agreement executed between the parties in connection with the separation. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 19, 2006, Élan Pharmaceutical Int’l Ltd. filed a lawsuit against Old Abraxis in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed upon two of their patents by asserting that Abraxane® uses technology protected by Élan-owned patents. Élan sought unspecified damages and an injunction. In August 2006, Old Abraxis filed a response to Élan’s complaint contending that it did not infringe on the Élan patents and that the Élan patents are invalid. On June 13, 2008, the jury ruled that we infringed upon one of Élan’s patents, which runs until 2011, and awarded Élan $55.2 million in damages for sales of Abraxane® through the judgment date. We have filed various post-trial motions and will appeal the jury ruling. We assumed any liability of Old Abraxis relating to this litigation in connection with the separation.

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

Our future profitability is highly dependent upon the strong market acceptance of Abraxane®. For the year ended December 31, 2008 and three months ended March 31, 2009 and 2008, total Abraxane® revenue was $335.6 million, $70.6 million and $79.9 million, respectively. Because Abraxane® is our only approved product, Abraxane® revenue represented approximately 97% of our revenues for the year ended December 31, 2008, and the three months ended March 31, 2009 and 2008. We anticipate that sales of Abraxane® will remain a substantial portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®.

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

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and patent protection to preserve our competitive position. We have over 100 issued U.S. and foreign patents, including patents relating to Abraxane®, and the technology surrounding Abraxane®. The issued patents covering Abraxane®, and methods of use and preparation of Abraxane®, currently expire through 2018, but we have additional pending U.S. and foreign patent applications pending that could extend the expiration dates. Our patents and those for which we have licensed or will license rights, including for Abraxane®, may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third-party patents could reduce the coverage of the patents licensed, or that may be licensed to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

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

        In recent years, several states, including California, Vermont, Maine, Minnesota, Massachusetts, New Mexico and West Virginia, in addition to the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. We are continuing to assess our compliance with these state laws. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties and could receive adverse publicity, all of which could harm our business.

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

We depend heavily on the principal members of our management and research and development teams, including Dr. Patrick Soon-Shiong, Executive Chairman, Leon O. Moulder, Chief Executive Officer and President, David O’Toole, Chief Financial Officer, Bruce Wendel, Executive Vice President of Corporate Operations and Development, Dr. Edward Geehr, Executive Vice President of Operations, Neil P. Desai, Senior Vice President of Global Research and Development, Lex H.T. Van Der Ploeg, Senior Vice President of Integrative Medicine and Translational Science, and Nicholas Everett, Chief Scientist, Drug Discovery. Each of the members of the executive management team is employed “at will.” The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

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

Risks Related To An Investment In Our Common Stock

Our executive chairman and entities affiliated with him collectively own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

Our executive chairman and entities affiliated with him collectively own approximately 80% of our outstanding common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

Substantial sales of our common stock could depress the market price of our common stock.

All of the shares of our common stock issued in connection with the separation, other than shares issued to our affiliates, are eligible for immediate resale in the public market. Although shares issued to our affiliates are not immediately freely tradable, we have granted registration rights to the former ABI shareholders, including our executive chairman. Under the registration rights agreement, the former ABI shareholders will have the right to require us to register all or a portion of the shares of our common stock they received in connection with the separation. In addition, the former ABI shareholders may require us to include their shares in future registration statements that we file and our executive chairman may require us to register shares for resale on a Form S-3 registration statement. Upon registration, the registered shares generally will be freely tradeable in the public market without restriction. However, in connection with any underwritten offering, the holders of registrable securities will agree to lock up any other shares for up to 90 days and will agree to a limit on the maximum number of shares that can be registered for the account of the holders of registrable securities under so-called “shelf” registration statements.

Substantial sales of our shares, or the perception that such sales might occur, could depress the market price for our shares. Our executive chairman and entities affiliated with him own over 80% of our outstanding common stock. In connection with Old Abraxis requesting from the Internal Revenue Service a private letter ruling regarding the U.S. federal income tax consequences of the transactions, our executive chairman, his wife and certain entities affiliated with him have represented to the Internal Revenue Service that they have no current plan or intention to sell their shares after the separation.

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

We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our executive chairman (who with members of his immediate family and entities affiliated with him own approximately 80% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively. These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.

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
David D. O’Toole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Reference is made to Exhibit 2.1 hereto)

10.2	Tax Allocation Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.3	Transition Services Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.4	Employee Matters Agreement among APP Pharmaceuticals, Inc., APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.13	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.15	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.16	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.19	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

10.20*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.21	Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.22	Employment Agreement, dated as of May 22, 2008, between the Registrant and David O’Toole (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008)

10.23	Employment Agreement, dated as of October 6, 2008, between the Registrant and Edward Geehr, M.D. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.24	Termination Agreement dated as of November 19, 2008, between Abraxis BioScience, LLC and AstraZeneca UK Limited (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.