Form 10-Q/A
period 2009-03-31
Abraxis BioScience, Inc.
filed 2009-05-19
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 8, 2009 (the “Original Form 10-Q”), solely to update Exhibits 31.1. and 31.2 to include a certification from the certifying officers that they have designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Accordingly, this amended Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXIS BIOSCIENCE, INC.

By:	/s/ DAVID D. O’TOOLE
David D. O’Toole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 19, 2009