Form 10-Q
period 2009-06-30
Abraxis BioScience, Inc.
filed 2009-08-07
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, the registrant had 40,118,806 shares of $0.001 par value common stock outstanding, excluding treasury shares.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$258,251	$306,390
Cash collateral for reacquisition of agreement	—	300,631
Accounts receivable, net of allowance for chargebacks of $1,381 in 2009 and $1,258 in 2008 and credit returns of $406 in 2009 and $695 in 2008	43,175	37,011
Related party receivable	2,710	1,915
Inventories	53,669	63,506
Prepaid expenses and other current assets	20,881	33,795
Deferred income taxes	64,882	65,585

Total current assets	443,568	808,833
Property, plant and equipment, net	227,188	166,720
Investment in Drug Source Company, LLC	11,543	10,183
Intangible assets, net of accumulated amortization of $124,537 in 2009 and $105,113 in 2008	164,564	175,291
Goodwill	241,361	241,361
Other non-current assets	37,129	36,196

Total assets	$1,125,353	$1,438,584

Liabilities and equity
Current liabilities:
Accounts payable	$26,060	$39,142
Accrued liabilities	56,804	53,020
Accrued litigation costs	57,689	57,635
Reacquisition payable	—	268,000
Income taxes payable	414	679
Deferred revenue	3,196	4,209

Total current liabilities	144,163	422,685
Deferred income taxes, non-current	66,670	62,685
Long-term portion of deferred revenue	6,625	8,223
Other non-current liabilities	14,430	15,519

Total liabilities	231,888	509,112
Equity
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 40,118,806 and 40,066,451 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	40	40
Additional paid-in capital	1,208,767	1,203,092
Accumulated deficit	(319,043)	(272,689)
Accumulated other comprehensive income (loss)	646	(971)
Less treasury stock, at cost (20,500 shares at June 30, 2009 and 0 shares at December 31, 2008)	(874)	—

Total stockholders’ equity	889,536	929,472
Noncontrolling interest	3,929	—

Total equity	893,465	929,472

Total liabilities and equity	$1,125,353	$1,438,584

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
	(in thousands, except per share data)
Abraxane revenue	$75,155	$73,833	$145,773	$153,765
Other revenue	9,974	3,789	11,938	5,999

Net revenue	85,129	77,622	157,711	159,764
Cost of sales	14,616	9,945	23,743	18,552

Gross profit	70,513	67,677	133,968	141,212
Operating expenses:
Research and development	39,901	21,693	74,878	42,515
Selling, general and administrative	47,056	53,535	89,559	98,835
Litigation costs	—	57,388	—	57,388
Acquired in-process research and development	—	13,900	—	13,900
Amortization of intangible assets	9,957	9,958	19,907	19,611
Equity in net (income) loss of Drug Source Company, LLC	(329)	(24)	(1,360)	224

Total operating expenses	96,585	156,450	182,984	232,473

Loss from operations	(26,072)	(88,773)	(49,016)	(91,261)
Interest income	741	4,577	1,887	11,112
Other income (expense)	937	252	(503)	539

Loss before income taxes	(24,394)	(83,944)	(47,632)	(79,610)
(Benefit) provision for income taxes	(114)	199	(51)	224

Net loss	$(24,280)	$(84,143)	$(47,581)	$(79,834)

Net loss attributable to noncontrolling interest	(847)	—	(1,227)	—

Net loss attributable to common shareholders	$(23,433)	$(84,143)	$(46,354)	$(79,834)

Basic and diluted net loss per common share	$(0.58)	$(2.10)	$(1.16)	$(2.00)

The composition of stock-based compensation included above is as follows:
Cost of sales	$87	$114	$190	$165
Research and development	1,093	1,209	2,285	2,399
Selling, general and administrative	2,184	2,786	5,303	4,539

	$3,364	$4,109	$7,778	$7,103

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(47,581)	$(79,834)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,589	6,829
Amortization of intangible assets	19,907	19,611
Amortization of deferred revenue	(2,611)	(20,669)
Acquired in-process research and development charge	—	13,900
Other than temporary loss on marketable securities	2,944	—
Gain on derivatives	(1,202)	—
Equity-based compensation	7,778	7,103
Deferred income taxes	721	—
Equity in net (income) loss of Drug Source Company, LLC, net of dividends received	(1,360)	224
Gain on sale of marketable securities	(792)	—
Gain on sale of subsidiary	(2,667)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,905)	11,859
Cash collateral for reacquisition of agreement	300,631	—
Related party, net	(795)	(7,544)
Inventories	9,814	6,127
Prepaid expenses and other current assets	9,516	6,454
Accounts payable and accrued expenses	(13,731)	(30,621)
Reacquisition payable	(268,000)	—
Accrued litigation costs	—	57,388
Other non-current assets and liabilities	760	(2,020)

Net cash provided by (used in) operating activities	15,016	(11,193)

Cash flows from investing activities:
Purchases of property, plant and equipment	(68,382)	(13,248)
Cash paid for acquisition, net of cash acquired	—	(14,998)
Purchases of investments and marketable securities	—	(9,393)
Proceeds from sale of subsidiary	2,046	—
Proceeds from sale of marketable securities	3,676	—

Net cash used in investing activities	(62,660)	(37,639)

Cash flows from financing activities:
Proceeds from the exercise of stock options	285	639
Purchases of treasury stock	(874)	—

Net cash (used in) provided by financing activities	(589)	639
Effect of exchange rates on cash and cash equivalents	94	37

Net decrease in cash and cash equivalents	(48,139)	(48,156)
Cash and cash equivalents, beginning of period	306,390	705,125

Cash and cash equivalents, end of period	$258,251	$656,969

See notes to condensed consolidated financial statements

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or other future periods. The balance sheet information at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary as prescribed by FASB Interpretation 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interest. Variable interests are ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. We have one variable interest entity, Dithera, Inc., and since we are the primary beneficiary, the variable interest entity is consolidated in our financial statements.

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

Fair Value Measurement

We adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), effective January 1, 2008, for our financial assets and liabilities and effective January 1, 2009, for non-financial assets and liabilities that are not remeasured on a recurring basis. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

Investments

We review quarterly, our available-for-sale securities and cost method investments for other than temporary declines in fair value and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. For the three months ended June 30, 2009 and 2008, we did not recognize any other than temporary impairment loss. For the six months ended June 30, 2009 and 2008, we recorded other than temporary losses of $2.9 million and $0 respectively, on available for sale securities whose values, based on market quotation, had declined below their carrying value. The loss is included in “Other income and expense” in the condensed consolidated statements of operations.

Treasury Stock

We account for treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to paid in capital in excess of par value using the average-cost method.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion 28, Interim Financial Reporting, to extend disclosure about the fair value of financial instruments to interim reporting periods in addition to annual financial statements. We adopted FSP FAS 107-1 and APB 28-1 beginning April 1, 2009. As FSP FAS 107-1 and APB 28-1 provide only disclosure requirements, the adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2), which revises and expands the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. FSP FAS 115-2 also amends the disclosures concerning such impairments for both debt and equity securities. Adoption of FSP FAS 115-2 is effective for us beginning April 1, 2009 and did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued FAS 165, Subsequent Events (FAS 165), to provide guidance on accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. FAS 165 was adopted beginning April 1, 2009, and did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), (FAS 167). This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity and requires additional disclosures about an enterprise’s involvement in variable interest entities. FAS 167 will be effective for us beginning January 1, 2010 and will affect the method in which we assess our variable interest in an entity. Adoption of FAS 167 is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles (FAS 168)—a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative accounting principles recognized by the FASB for nongovernmental entities and will supersede all existing FASB, AICPA, and Emerging Issues Task Force (EITF) pronouncements and related literatures. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Henceforth, future changes to GAAP will be issued in the form of Accounting Standards Updates which will serve to update the Codification itself. FAS 168 is effective for us beginning July 1, 2009 and had no impact on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic and dilutive numerator:
Net loss attributable to common shareholders	$(23,433)	$(84,143)	$(46,354)	$(79,834)

Denominator:
Weighted average common shares outstanding—basic and diluted	40,113	40,018	40,100	40,007

Net loss per common share—basic and diluted	$(0.58)	$(2.10)	$(1.16)	$(2.00)

Potentially dilutive shares not included	189	199	219	190

(3) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Finished goods	$8,502	$14,477
Work in process	10,328	9,615
Raw materials	34,839	39,414

	$53,669	$63,506

Inventories consist of products currently approved for marketing and may, from time to time, include certain products pending regulatory approval. Occasionally, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we considered the market, pricing and demand for competing products, its anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. No inventory held at June 30, 2009 or December 31, 2008 was pending regulatory approval.

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

(4) Investments in Expression Pathology

In April 2009, we acquired preferred stock in Expression Pathology, Inc. (EPI), providing us with a 52% ownership interest, for an aggregate purchase price of $6.7 million. EPI is a developer of technology for tissue protein analysis and is developing proprietary, personalized medicine clinical assays that relate measurement of protein biomarkers to specific patient treatment decisions. EPI’s proprietary technologies include the Liquid Tissue® technology for the extraction of proteins from formalin-fixed tissue and the Director™ technology for the laser microdissection of tissue. We accounted for EPI as a business combination and the assets and liabilities of EPI are consolidated in our unaudited condensed consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities recorded after our investment at the acquisition date on April 1, 2009 (in thousands):

Current assets (including cash of $6.6 million)	$6,675
Property, plant and equipment	72
Intangible and other long-term assets	9,543

Total assets	$16,290

Current liabilities	$621
Deferred tax liability	3,580
Other long-term liabilities	89

Total liabilities	4,290
Non-controlling interest	5,275
Abraxis’ investment in Expression Pathology	6,725

Total liabilities and equity	$16,290

Acquired intangible assets of $9.5 million represent technologies used by EPI to develop new assays for use in testing drug efficacy of certain drugs with certain cancer types. The intangible assets are all definite-lived intangibles and have weighted average lives of approximately 16 years.

The fair value of the 48% noncontrolling interest in EPI was estimated to be $5.3 million at the time of the acquisition and was determined using a cash flow model. As EPI is a private company, the fair value is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in SFAS 157.

(5) Fair Value

Fair value measurement

In accordance with SFAS No. 157, Fair Value Measurements, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

The following fair value hierarchy table presents information about each major category of our financial assets measured at fair value on a recurring basis as of June 30, 2009. All of the investments below reflect strategic investments.

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of June 30, 2009
	(in thousands)
Marketable equity securities	$3,548	$—	$—	$3,548
Marketable debt securities	—	—	9,193	9,193
Derivatives	—	2,049	—	2,049

Total	$3,548	$2,049	$9,193	$14,790

Gains or losses considered to be temporary are included in accumulated other comprehensive loss at each measurement date. Other than temporary losses are included in other expense in the statement of operations.

The level 3 marketable securities represent convertible notes that were purchased in May and November 2008, with the exception of embedded features that required separate accounting as derivatives pursuant to Statement 133 and are subject to Level 2 fair value measurements. There is limited market activity for these convertible notes such that the determination of fair value requires significant judgment or estimation. The convertible notes are initially measured at acquisition cost and subsequently valued by considering, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the inability to sell the investment in an active market, the creditworthiness of the issuer, and, the timing of expected future cash flows.

There were no re-measurements to fair value during the six months ended June 30, 2009 of assets and liabilities that were not measured at fair value on a recurring basis.

Fair value of other financial instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. Cash equivalents include investments with maturities of three months or less at the time of acquisition. At June 30, 2009 and December 31, 2008, the carrying amounts of items comprising current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

(6) Related Party Transactions

Receivables from related parties totaled $2.7 million and $1.9 million at June 30, 2009 and December 31, 2008, respectively. Receivables from related parties at June 30, 2009 included $1.9 million in receivables from Drug Source Company and $0.8 million in receivables from APP Pharmaceuticals, Inc. (APP). At December 31, 2008, we had receivables of $1.6 million from Drug Source Company and $0.3 million from APP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Other revenue:
Net rental income	$647	$647	$1,416	$1,294
Cost of sales:
Manufacturing and distribution costs	29	534	329	841
Facility management fees	750	750	1,250	1,500
Selling, general and administrative
Net general and administrative costs	295	(189)	658	(564)

(7) Accrued Liabilities

Accrued liabilities consisted of the following at:

	June 30, 2009	December 31, 2008
	(in thousands)
Sales and marketing	$15,691	$13,125
Payroll and employee benefits	12,983	14,797
Legal	26,225	17,632
Milestone	—	3,950
Other	1,905	3,516

	$56,804	$53,020

(8) Income Taxes

Our effective tax rate for the three and six months ended June 30, 2009 was 0.5% and 0.1%, respectively, resulting in a benefit for income taxes. The rate was computed based on special state tax rules that were used to compute our taxable base on our gross receipts. The effective tax rate is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

As of June 30, 2009, we had $5.5 million of gross unrecognized tax benefits for uncertain tax positions taken in our income tax return. This tax benefit is included in “Other non-current liabilities” in the accompanying condensed consolidated balance sheet. During the six months ended June 30, 2009, the gross amount of our unrecognized tax benefits did not change from the amount included in our balance sheet at December 31, 2008. The majority of the unrecognized tax benefits, if and when recognized, would affect our effective tax rate. We do not anticipate that any of the unrecognized tax benefits will reverse in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At June 30, 2009, we had no accruable interest or penalties. We do not have any returns currently subject to examination by tax authorities or any open audits.

(9) Comprehensive (Loss) Income

Elements of comprehensive (loss) income, net of income taxes, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Foreign currency translation adjustments	$821	$(397)	$(1,204)	$2,028
Unrealized gain (loss) on marketable equity securities	727	(1,142)	2,821	(3,636)

Other comprehensive income (loss)	1,548	(1,539)	1,617	(1,608)
Net loss	(24,280)	(84,143)	(47,581)	(79,834)

Comprehensive loss	$(22,732)	$(85,682)	$(45,964)	$(81,442)

Comprehensive loss attributable to noncontrolling interest	$(847)	$—	$(1,227)	$—

Comprehensive loss attributable to common shareholders	$(21,885)	$(85,682)	$(44,737)	$(81,442)

At June 30, 2009 and 2008, we had cumulative foreign currency translation gain adjustments of $0.1 million and $2.2 million, respectively. In addition, at June 30, 2009 and 2008, we had cumulative unrealized gains of $0.5 million and unrealized loss adjustments of $3.1 million, respectively on marketable securities.

(10) Equity

A summary of changes in equity for the six months ended June 30, 2009 is provided below:

	Stockholders’ Equity
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Total Equity
	(in thousands)
Balance at December 31, 2008	40,066	$40	$1,203,092	$—	$(272,689)	$(971)	$—	$929,472
Exercise of stock options	5	—	285	—	—	—	—	285
Net settlement of vested restricted stocks	47	—	(1,704)	—	—	—	—	(1,704)
Stock-based compensation	—	—	7,094	—	—	—	—	7,094
Repurchase of common stock	—	—	—	(874)	—	—	—	(874)
Noncontrolling interest related to business combination	—	—	—	—	—	—	5,156	5,156
Comprehensive loss:	—	—	—	—	—	—	—
Net loss	—	—	—	—	(46,354)	—	(1,227)	(47,581)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	2,821	—	2,821
Foreign currency translation adjustments	—	—	—	—	—	(1,204)	—	(1,204)

Comprehensive loss	—	—	—	—	—	—	—	(45,964)

Balance at June 30, 2009	40,118	$40	$1,208,767	$(874)	$(319,043)	$646	$3,929	$893,465

(11) Stock Repurchase Program

On April 20, 2009, we announced that our board of directors approved a program to repurchase up to $100 million of our common stock. Share repurchases may be commenced, suspended or discontinued at any time without prior notice. During the three months ended June 30, 2009, we repurchased 20,500 shares of common stock for an aggregate amount of $0.9 million pursuant to the stock repurchase program. We plan to retire the shares repurchased under the program.

(12) Sale of Assets

In March 2009, we sold the shares of our wholly owned subsidiary, Abraxis BioScience Switzerland GmbH, which held the plant, property and equipment located in Barbengo, Switzerland. We received $2.0 million in proceeds from the sale and recorded a gain of approximately $2.7 million, of which $0.6 million were gains from foreign currency exchange. The gain is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2009. We initially recorded an impairment charge of $9.2 million for these assets in the third quarter of 2008.

(13) Proposed Spin-off

In January 2009, we announced that our board of directors approved a plan to spin-off its newly-formed subsidiary, Abraxis Health, Inc. as a new independent, stand-alone company holding a significant portion our drug discovery, manufacturing and development business. If the spin-off occurs, our stockholders would own (i) shares of Abraxis Health and (ii) shares of our common stock, and we would continue to operate our existing business, excluding the drug discovery, manufacturing and development business to be held by Abraxis Health. In connection with the proposed spin-off, Abraxis Health would enter into several agreements with us related to, among other things, manufacturing, transition services, tax allocations and a number of ongoing commercial relationships. In addition, in connection with the proposed spin-off, we plan to contribute $25 million of our cash balance to Abraxis Health as well as provide a $200 million secured credit facility to Abraxis Health.

The proposed spin-off is subject to a number of closing conditions, including final approval by our board of directors and the effectiveness of the registration statement registering the common stock of Abraxis Health to be distributed to our stockholders in connection with the spin-off. Approval by our stockholders is not required as a condition to the consummation of the proposed spin-off. In connection with the proposed spin-off, Abraxis Health filed an amended registration statement on Form 10 with the SEC on August 4, 2009. Stockholders are urged to read Abraxis Health’s Form 10 registration statement, including any amendments or supplements thereto, carefully because it contains and will contain important information about the proposed spin-off.

(14) Contingencies

Certain legal proceedings in which we are involved are discussed in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material developments to the legal proceedings discussed in our 2008 Annual Report.

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

(15) Subsequent Events

We have evaluated material subsequent events requiring recognition or disclosure through August 7, 2009, the date of issuance of our consolidated financial statements.

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

We own the worldwide rights to Abraxane®, a next generation, nanometer-sized, solvent-free taxane that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. We believe the successful launch of Abraxane® validates our nab® tumor targeting technology, a novel biologically interactive (receptor-mediated) system to deliver chemotherapeutic agents.

We are currently developing a raw material supply business, including active pharmaceutical ingredients, for biological and biosimilar applications. Ultimately, these raw materials may be used in our product candidates and/or sold to third parties. At various times, we may pursue revenue opportunities from sales of our raw materials, but we cannot assure any such opportunities will materialize to any meaningful degree or at all.

Proposed 2009 Spin-Off

In January 2009, we announced that our board of directors approved a plan to spin-off a newly-formed subsidiary, Abraxis Health, Inc., as a new independent, stand-alone company holding a significant portion of our drug discovery, pilot manufacturing and development business. If the spin-off occurs, our stockholders would own (i) shares of Abraxis Health and (ii) shares of our common stock, and we would continue to operate our existing business, excluding the drug discovery, manufacturing and development business to be held by Abraxis Health. In connection with the proposed spin-off, Abraxis Health would enter into several agreements with us related to, among other things, manufacturing, transition services, tax allocations and a number of ongoing commercial relationships. In addition, in connection with the proposed spin-off, we plan to contribute $25 million of our cash balance to Abraxis Health as well as provide a $200 million secured credit facility to Abraxis Health.

The proposed spin-off is subject to a number of closing conditions, including final approval by our board of directors and the effectiveness of the registration statement registering the common stock of Abraxis Health to be distributed to our stockholders in connection with the spin-off. Approval by our stockholders is not required as a condition to the consummation of the proposed spin-off. In connection with the proposed spin-off, Abraxis Health filed an amended registration statement on Form 10 with the SEC on August 4, 2009. Stockholders are urged to read Abraxis Health’s Form 10 registration statement, including any amendments or supplements thereto, carefully because it contains and will contain important information about the proposed spin-off.

Investments in Expression Pathology

In April 2009, we acquired preferred stock in Expression Pathology, Inc. (EPI), providing us with a 52% ownership interest, for an aggregate purchase price of $6.7 million. EPI is a developer of technology for tissue protein analysis and is developing proprietary, personalized medicine clinical assays that relate measurement of protein biomarkers to specific patient treatment decisions. EPI’s proprietary technologies include the Liquid Tissue® technology for the extraction of proteins from formalin-fixed tissue and the Director™ technology for the laser microdissection of tissue. We accounted for EPI as a business combination and the assets and liabilities of EPI is consolidated in our unaudited condensed consolidated financial statements from the date of acquisition.

Stock Repurchase Program

On April 20, 2009, we announced that our board of directors approved a program to repurchase up to $100 million of our common stock. Share repurchases, if any, will be funded by internal cash resources and will be made through open market purchases. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of management. Share repurchases may be commenced, suspended or discontinued at any time without prior notice. During the three months ended June 30, 2009, we repurchased 20,500 shares of common stocks for $0.9 million pursuant to the stock repurchase program.

Universal Shelf Registration Statement

On June 18, 2008, we filed a registration statement on Form S-3, filed with the Securities and Exchange Commission (SEC). On July 2, 2009, the SEC declared this registration statement effective. Under this registration statement, we may, from time to time, offer shares of our common stock and preferred stock, various series of debt securities or warrants or rights to purchase any such securities, either individually or in units, in one or more offerings, in amounts we will determine from time to time, up to a total of $400 million. In addition, certain stockholders may, from time to time, sell in one or more offerings up to a total of 2,000,000 shares of our common stock.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and June 30, 2008

The following table sets forth the results of our operations for the three months ended June 30, 2009 and 2008, and forms the basis for the following discussion of our operating activities:

	Three Months Ended June 30,		Change Favorable (Unfavorable) 2009 vs. 2008
	2009	2008	$	%
	(unaudited, in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Abraxane	$75,155	$73,833	$1,322	2%
Other	9,974	3,789	6,185	163%

Net revenue	85,129	77,622	7,507	10%
Cost of sales	14,616	9,945	(4,671)	(47)%

Gross profit	70,513	67,677	2,836	4%
Operating expenses:
Research and development	39,901	21,693	(18,208)	(84)%
Selling, general and administrative	47,056	53,535	6,479	12%
Litigation costs	—	57,388	57,388	100%
Acquired in-process research and development	—	13,900	13,900	100%
Amortization of intangible assets	9,957	9,958	1	—
Equity in net income of Drug Source Co., LLC	(329)	(24)	305	1271%

Total operating expenses	96,585	156,450	59,865	38%

Loss from operations	(26,072)	(88,773)	62,701	71%
Interest income	741	4,577	(3,836)	(84)%
Other income	937	252	685	272%

Loss before income taxes	(24,394)	(83,944)	59,550	71%
(Benefit) provision for income taxes	(114)	199	313	157%

Net loss	$(24,280)	$(84,143)	$59,863	71%

Net loss attributable to non controlling interest	(847)	—	(847)	—

Net loss attributable to controlling interest	$(23,433)	$(84,143)	$60,710	72%

Basic and diluted net loss per common share	$(0.58)	$(2.10)
Basic and diluted weighted-average common shares outstanding	40,113	40,018

Net Revenue

Net revenue for the three months ended June 30, 2009 increased by $7.5 million, or 9.7% to $85.1 million as compared to $77.6 million for the same period in 2008. Included in net revenue for the three months ended June 30, 2008 was $9.1 million of recognized deferred revenue related to the co-promotion agreement ended in January 2009.

Abraxane revenue for the three months ended June 30, 2009 increased $1.4 million to $75.2 million compared to $73.8 million for the same period in 2008. Excluding the recognition of deferred revenue associated with the co-promotion agreement, total Abraxane revenue for the three months ended June 30, 2009 increased by $10.5 million, or 16.1%, to $75.2 million as compared to $64.7 million for the same period in the previous year. The increase was due to higher volume and average net selling price in the United States, and incremental revenue from global expansion into the China and Australian markets and increased volume in the European Union compared to the same period in the prior year.

Other revenue for the three months ended June 30, 2009 increased by $6.2 million or 163.2% to $10.0 million compared to $3.8 million for the same period in 2008 primarily due to certain raw materials sales in the second quarter of 2009.

Gross Profit

Gross profit for the three months ended June 30, 2009 was $70.5 million, or 82.8% of net revenue, as compared to $67.7 million, or 87.2% of net revenue, for the same period in 2008. The decrease was primarily due to increased volume of sales of lower margin products, including sales of Abraxane in China and the European Union. Excluding recognized deferred revenue related to the co-promotion agreement, gross profit as a percentage of net revenue for the three months ended June 30, 2009 was 82.8% as compared to 85.5% for the same period in 2008.

Research and Development

Our research and development expenses are comprised primarily of costs related to our drug discovery efforts, drug development efforts, clinical trials, and other research and development activities. We do not track total research and development expenses separately for each of our product development programs. Drug discovery and drug development expenses mostly include personnel expense, lab supplies, non-refundable upfront payments, consulting fees, occupancy costs and other third-party costs.

The scope and magnitude of our future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential product candidates. In general, biotechnology product development involves a series of steps. The process begins with discovery and preclinical research leading up to the submission of an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA), which allows for the initiation of the clinical evaluation of a potential drug candidate in humans. Clinical trials are typically comprised of three phases of study: Phase 1, Phase 2 and Phase 3. Generally, the majority of a drug candidate’s total development costs are incurred during Phase 3, which consists of trials that are typically both the longest and largest conducted during the drug development process. The length of time to complete clinical trials may take as many as seven to ten years. However, the length of time may vary substantially according to factors relating to the particular clinical trial, such as the type and intended use of the drug candidate, the clinical trial design and the ability to enroll suitable patients.

The estimation of completion dates or costs to complete our research and development projects would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biotechnology products. These risks could include (i) significant changing government regulation, (ii) the uncertainty of future preclinical and clinical study results, (iii) uncertainties associated with developing biotechnology products and (iv) uncertainties associated with process development and manufacturing. The following table summarizes our research and development expenses for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Discovery	$4,882	$4,599
Drug development	10,439	6,238
Clinical trials	16,688	3,873
Other research and development	7,892	6,983

	$39,901	$21,693

Research and development expense for the three months ended June 30, 2009 increased $18.2 million, or 83.9%, to $39.9 million as compared to $21.7 million for the same period in 2008. Over 50% of the increase was due to additional spending on Phase III clinical trials for non-small cell lung cancer, pancreatic cancer and melanoma. The remainder of the increase is attributable to investment in early stage discovery and other research and development projects.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2009 decreased $6.4 million to $47.1 million, or 55.3% of net revenue, from $53.5 million, or 69.0% of net revenue, for the same period in 2008. The reacquisition of Abraxane® marketing rights in the U.S. yielded savings due to elimination of commission payments. These savings were partially offset by increased investment in the global expansion of Abraxane® primarily in China and the European Union, infrastructure build-out costs and increased spending on U.S. sales and marketing.

Litigation Costs

For the three months ended June 30, 2008, we have accrued litigation costs of $57.4 million for a matter which we are appealing.

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

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2009 was $9.9 million, the same as for the comparable period in the prior year.

Equity Income in Drug Source Company, LLC

Income from Drug Source Company in the second quarter of 2009 was higher than the corresponding period in 2008 due to lower operating costs and increased sales volume, which partially offset decreasing margins. Additionally, a $1.6 million adjustment to accounts receivable contributed to higher operating expenses in the second quarter of 2008.

Other Non-Operating Items

Interest income consisted primarily of interest earned on invested cash. The decrease in interest income for the three months ended June 30, 2009 of $3.8 million was due to lower investment balances and interest rates in 2009 as compared to 2008. For the three months ended June 30, 2009, the average yield on cash investments was 0.8%.

Net other income increased $0.7 million for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to gains recognized on the fair value of derivatives.

Provision for Income Taxes

Our effective tax rate for the three months ended June 30, 2009 was approximately 0.5%, resulting in a benefit for income taxes. The rate is computed based on special state tax rules that were used to compute our taxable base on our gross receipts in certain states. The effective tax rate for the three months ended June 30, 2009 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009 and June 30, 2008

The following table sets forth the results of our operations for the six months ended June 30, 2009 and 2008, and forms the basis for the following discussion of our operating activities:

	Six Months Ended June 30,		Change Favorable (Unfavorable) 2009 vs. 2008
	2009	2008	$	%
	(unaudited, in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Abraxane	$145,773	$153,765	$(7,992)	(5)%
Other	11,938	5,999	5,939	99%

Net revenue	157,711	159,764	(2,053)	(1)%
Cost of sales	23,743	18,552	(5,191)	(28)%

Gross profit	133,968	141,212	(7,244)	(5)%
Operating expenses:
Research and development	74,878	42,515	(32,363)	(76)%
Selling, general and administrative	89,559	98,835	9,276	9%
Litigation costs	—	57,388	57,388	100%
Acquired in-process research and development	—	13,900	13,900	100%
Amortization of intangible assets	19,907	19,611	(296)	(2)%
Equity in net (income) loss of Drug Source Co., LLC	(1,360)	224	1,584	707%

Total operating expenses	182,984	232,473	49,489	21%

Loss from operations	(49,016)	(91,261)	42,245	46%
Interest income	1,887	11,112	(9,225)	(83)%
Other (expense) income	(503)	539	(1,042)	(193)%

Loss before income taxes	(47,632)	(79,610)	31,978	40%
Provision for income taxes	(51)	224	275	123%

Net loss	$(47,581)	$(79,834)	$32,253	40%

Net loss attributable to non controlling interest	(1,227)	—	(1,227)	—

Net loss attributable to controlling interest	$(46,354)	$(79,834)	$33,480	42%

Basic and diluted net loss per common share	$(1.16)	$(2.00)
Basic and diluted weighted-average common shares outstanding	40,100	40,007

Net Revenue

Net revenue for the six months ended June 30, 2009 decreased by $2.1 million, or 1.3%, to $157.7 million as compared to $159.8 million for the same period in 2008. Included in net revenue for the six months ended June 30, 2008 was $18.2 million of recognized deferred revenue related to the co-promotion agreement ended in January 2009.

Abraxane revenue for the six months ended June 30, 2009 decreased $8.0 million to $145.8 million compared to $153.8 million for the same period in 2008. Excluding the recognition of deferred revenue associated with the co-promotion agreement, total Abraxane revenue for the six months ended June 30, 2009 increased by $10.2 million, or 7.5%, to $145.8 million as compared to $135.6 million for the same period in the previous year. The increase was due to higher volume and average net selling price in the United States, and incremental revenue from global expansion into the China and Australian markets and increased volume in the European Union compared to the prior year.

Other revenue for the six months ended June 30, 2009 increased by $5.9 million or 99.0% to $11.9 million as compared to $6.0 million for the same period in 2008 primarily due to certain raw materials sales in the second quarter of 2009.

Gross Profit

Gross profit for the six months ended June 30, 2009 was $134.0 million, or 84.9% of net revenue, as compared to $141.2 million, or 88.4% of net revenue for the same period in 2008. The decrease was primarily due to increased volume of sales of lower margin products, including sales of Abraxane in China and the European Union. Excluding recognized deferred revenue related to the co-promotion agreement, gross profit as a percentage of net revenue for the six months ended June 30, 2009 was 84.9% as compared to 86.9% in 2008.

Research and Development

Research and development expense for the six months ended June 30, 2009 increased $32.4 million, or 76.1%, to $74.9 million as compared to $42.5 million for the same period in 2008. Over 40% of the increase was due to increased spending on Phase III clinical trials for non-small cell lung cancer, pancreatic cancer and melanoma. The remainder is attributable to investment in early stage and other research and development projects. The following table summarizes our research and development expenses for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Discovery	$9,367	$7,251
Drug development	19,105	12,047
Clinical trials	28,475	10,280
Other research and development	17,931	12,937

	$74,878	$42,515

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 30, 2009 decreased $9.2 million to $89.6 million, or 56.8% of net revenue, from $98.8 million, or 61.9% of net revenue, for the same period in 2008. The reacquisition of Abraxane® marketing rights in the U.S. yielded savings due to the elimination of commission payments partially offset by increased investment in the global expansion of Abraxane® primarily in China and the European Union, infrastructure build-out costs and increased spending on U.S. sales and marketing.

Litigation Costs

For the six months ended June 30, 2008, we have accrued litigation costs of $57.4 million for a matter which we are appealing.

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

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2009 was $19.9 million compared to $19.6 million for the same period in the prior year.

Equity Income in Drug Source Company, LLC

Income from Drug Source Company for the six months ended June 30, 2009 was $1.4 compared to a net loss of $0.2 million for the corresponding period in 2008 due to overall increased sales volume and lower operating costs, which partially offset decreasing margins.

Other Non-Operating Items

Interest income consisted primarily of interest earned on invested cash. The decrease in interest income for the six months ended June 30, 2009 of $9.2 million was due to lower investment balances and interest rates in 2009 as compared to 2008. For the six months ended June 30, 2009, the average yield on cash investments was 1.1%.

Other expense increased $1.0 million for the six months ended June 30, 2009 primarily due to other than temporary loss on marketable securities partially offset by gains on the sale of marketable securities and increases in the fair value of derivatives.

Provision for Income Taxes

Our effective tax rate for the six months ended June 30, 2009 was approximately 0.1%, resulting in a benefit for income taxes. The rate is computed based on special state tax rules that were used to compute our taxable base on our gross receipts in certain states. The effective tax rate for the six months ended June 30, 2009 is different from the statutory rate primarily as a result of the application of a valuation allowance against the net income tax benefit for the year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents as follows:

	June 30, 2009	December 31, 2008
	(unaudited, in thousands)
Summary Financial Position
Cash and cash equivalents	$258,251	$306,390
Cash collateral for reacquisition of agreement	—	300,631
Working capital	299,405	386,148
Total assets	1,125,353	1,438,584
Total equity	893,465	929,472

	Six Months Ended June 30,
	2009	2008
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$15,016	$(11,193)
Purchases of property, plant and equipment	(68,382)	(13,248)
Cash paid for acquisition, net of cash acquired	—	(14,998)
Purchases of investments and other marketable securities	—	(9,393)
Financing activities	(589)	639

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $15.0 million for the six months ended June 30, 2009 compared to net cash used in operating activities of $11.2 million for the same period in 2008. The increase in cash provided by operations of $26.2 million was primarily due to (i) a decrease, in excess of accruals, for cash collateral for reacquisition of agreement, and (ii) a decrease in related party receivable, inventories, prepaid expenses and accounts payable. These amounts were offset by an increase in accounts receivable.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and to acquire various intellectual property rights.

Net cash used for the acquisition of property, plant and equipment for the six months ended June 30, 2009 totaled $68.4 million. The majority of this amount related to the purchase of our Costa Mesa research facility and expenditures for the modernization of our Melrose Park, Illinois and Phoenix, Arizona manufacturing facilities. For the six months ended June 30, 2009, we also had proceeds from the sale of marketable securities of $3.7 million and proceeds of $2.0 million from the sale of our subsidiary in Barbengo, Switzerland.

For the six months ended June 30, 2008, we acquired $13.2 million of property, plant and equipment and we purchased $9.4 million in marketable securities and other investments. Additionally, in 2008, we paid $15.0 million to acquire Shimoda Biotech and Platco Technologies.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2009 included purchases of our common stock on the open market under our share repurchase program and cash received upon the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2008 represented cash received upon the exercise of stock options.

Sources of Financing and Capital Requirements

Our primary source of liquidity has been cash from operations and the $700 million cash contribution we received in connection with our separation from APP Pharmaceuticals, Inc. in November 2007. In connection with the proposed spin-off of Abraxis Health, we plan to contribute $25 million of our cash balance to Abraxis Health as well as provide a $200 million secured credit facility to Abraxis Health. As currently proposed, Abraxis Health would be able to borrow a maximum of $50 million during the first six months following the spin-off and no more than an additional $50 million during the six months thereafter. We believe our cash and cash equivalents on hand, together with any cash generated from operations, will be sufficient to finance our operations and our obligations under the proposed secured credit facility for at least the next twelve months. In the event we engage in future acquisitions or significant capital projects or significantly reduce our available cash resources in connection with the proposed spin-off of Abraxis Health, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

On June 18, 2008, we filed a registration statement on Form S-3, filed with the Securities and Exchange Commission (SEC). On July 2, 2009, the SEC declared this registration statement effective. Under this registration statement, we may, from time to time, offer shares of our common stock and preferred stock, various series of debt securities or warrants or rights to purchase any such securities, either individually or in units, in one or more offerings, in amounts we will determine from time to time, up to a total of $400 million. In addition, certain stockholders may, from time to time, sell in one or more offerings up to a total of 2,000,000 shares of our common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion 28, Interim Financial Reporting, to extend disclosure about the fair value of financial instruments to interim reporting periods in addition to annual financial statements. We adopted FSP FAS 107-1 and APB 28-1 beginning April 1, 2009. As FSP FAS 107-1 and APB 28-1 provide only disclosure requirements, the adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2), which revises and expands the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available for sale or held to maturity. FSP FAS 115-2 also amends the disclosures concerning such impairments for both debt and equity securities. Adoption of FSP FAS 115-2 is effective for us beginning April 1, 2009 and did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued FAS 165, Subsequent Events (FAS 165), to provide guidance on accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. FAS 165 was adopted beginning April 1, 2009, and did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), (FAS 167). This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity and requires additional disclosures about an enterprise’s involvement in variable interest entities. FAS 167 will be effective for us beginning January 1, 2010 and will affect the method in which we assess our variable interest in an entity. Adoption of FAS 167 is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles (FAS 168)—a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative accounting principles recognized by the FASB for nongovernmental entities and will supersede all existing FASB, AICPA, and Emerging Issues Task Force (EITF) pronouncements and related literatures. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Henceforth, future changes to GAAP will be issued in the form of Accounting Standards Updates which will serve to update the Codification itself. FAS 168 is effective for us beginning July 1, 2009 and had no impact on our consolidated financial statements.

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

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of June 30, 2009, there were no outstanding hedge arrangements.

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

We are also exposed to equity price risks on marketable equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. We regularly review the market prices of these investments for impairment purposes. For the three months ended June 30, 2009, we did not recognize any other than temporary impairment loss. For the six months ended June 30, 2009, we realized other than temporary losses of $2.9 million on available for sale securities whose values, based on market quotation, had declined below their carrying value.

Interest Rate Risk: As of June 30, 2009, we had no debt obligations outstanding. Consequently, we have minimal current exposure to changes in interest rates on borrowings.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of June 30, 2009.

During the three months ended June 30, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 15, 2009, we completed the transition of our financial accounting and reporting processes to our new ERP system as part of a phased implementation plan. The new ERP system, which we began developing during 2008, was designed and implemented to separate the Company from the APP Pharmaceuticals, Inc. ERP system. The implementation of this new ERP system involves changes to our procedures for control over financial reporting. We followed a detailed implementation plan that required significant pre-implementation planning, design and testing. We have also conducted and will continue to conduct extensive post-implementation review and process modification to ensure that internal controls over financial reporting are properly designed. To date, we have not experienced any significant difficulties in our processes related to the implementation or operation of the new ERP system.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 13 to the consolidated financial statements on our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material developments to the legal proceedings discussed in our 2008 Annual Report.

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

Our future profitability is highly dependent upon the strong market acceptance of Abraxane®. For the year ended December 31, 2008 and six months ended June 30, 2009 and 2008, total Abraxane® revenue was $335.6 million, $146.2 million and $153.8 million, respectively. Because Abraxane® is our only approved product, Abraxane® revenue represented approximately 92% and 96% of our revenues for the six months ended June 30, 2009 and year ended December 31, 2008, respectively. We anticipate that sales of Abraxane® will remain a substantial portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®.

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

Virtually all aspects of our business, including the development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage, advertising and promotion of our products, and disposal of waste products arising from these activities, are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA and the Department of Health and Humans Services Office of Inspector General (OIG). Our business is also subject to regulation in foreign countries. Compliance with these regulations is costly and time-consuming.

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

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Effective January 1, 2006, we received a unique reimbursement “J” code for Abraxane® from the Centers for Medicare and Medicaid Services. That code allows providers to bill Medicare for the use of Abraxane®. We believe that most major insurers reimburse providers for Abraxane® use consistent with the FDA-approved indication, which we believe is consistent with the reimbursement practices of major insurers for other drugs containing paclitaxel for the same indication. However, reimbursement by such payors is presently undergoing reform, and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products. There is possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare, and the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries.

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

We depend heavily on the principal members of our management and research and development teams, including Dr. Patrick Soon-Shiong, Executive Chairman, Leon O. Moulder, Chief Executive Officer and President, Richard J. Rodgers, Chief Financial Officer, Mary Lynne Hedley, Executive Vice President of Operations and Chief Scientific Officer, Bruce Wendel, Executive Vice President of Corporate Operations and Development, Dr. Edward Geehr, Executive Vice President of Operations, Marty J. Duvall, Senior Vice President of Global Marketing and International Commercial Operations, Neil P. Desai, Senior Vice President of Global Research and Development, Lex H.T. Van Der Ploeg, Senior Vice President of Integrative Medicine and Translational Science, and Nicholas Everett, Chief Scientist, Drug Discovery. Each of the members of the executive management team is employed “at will.” The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

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

We will be dependent upon APP to manufacture Abraxane® for a remaining term of two or three years, and the manufacture of pharmaceutical products is highly regulated.

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

Our executive chairman and entities affiliated with him collectively beneficially own approximately 83% of our outstanding common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

Substantial sales of our common stock could depress the market price of our common stock.

All of the shares of our common stock issued in connection with the separation, other than shares issued to our affiliates, are eligible for immediate resale in the public market. Although shares issued to our affiliates are not immediately freely tradable, we have granted registration rights to the former ABI shareholders, including our executive chairman. Under the registration rights agreement, the former ABI shareholders will have the right to require us to register all or a portion of the shares of our common stock they received in connection with the separation. In addition, the former ABI shareholders may require us to include their shares in future registration statements that we file and our executive chairman may require us to register shares for resale on a Form S-3 registration statement. 2,000,000 shares of our common stock held by our executive chairman have been registered on the registration statement on Form S-3 that was declared effective by the SEC on July 2, 2009. Upon registration, the registered shares generally will be freely tradeable in the public market without restriction. However, in connection with any underwritten offering, the holders of registrable securities will agree to lock up any other shares for up to 90 days and will agree to a limit on the maximum number of shares that can be registered for the account of the holders of registrable securities under so-called “shelf” registration statements. Substantial sales of our shares, or the perception that such sales might occur, could depress the market price for our shares. Our executive chairman and entities affiliated with him beneficially own over 83% of our outstanding common stock.

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

We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our executive chairman (who with members of his immediate family and entities affiliated with him beneficially own approximately 83% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively. These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2009, we announced that our board of directors approved a program to repurchase up to $100 million of our common stock. Set forth below is information regarding stock repurchases made as of June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet to Be Purchased Under the Plans or Programs
June 4-11
June 2009	20,500	42.59	20,500	$99,000,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits are as set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXIS BIOSCIENCE, INC.

By:	/S/ RICHARD J. RODGERS
Richard J. Rodgers
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Reference is made to Exhibit 2.1 hereto)

10.2	Tax Allocation Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.3	Transition Services Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.4	Employee Matters Agreement among APP Pharmaceuticals, Inc., APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.13	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.15	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.16	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.19	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

10.20*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.21	Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.22	Employment Agreement, dated as of May 22, 2008, between the Registrant and David O’Toole (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008)

10.23	Employment Agreement, dated as of October 6, 2008, between the Registrant and Edward Geehr, M.D. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.24	Termination Agreement dated as of November 19, 2008, between Abraxis BioScience, LLC and AstraZeneca UK Limited (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

10.25†	Employment Agreement, dated as of April 29, 2009, between the Registrant and Leon O. Moulder, Jr.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.