Form 10-Q
period 2009-09-30
Abraxis BioScience, Inc.
filed 2009-11-09
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, the registrant had 40,107,178 shares of $0.001 par value common stock outstanding.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,287	$306,390
Cash collateral for reacquisition of agreement	—	300,631
Accounts receivable, net of allowance for chargebacks of $1,242 in 2009 and $1,258 in 2008 and credit returns of $2,188 in 2009 and $695 in 2008	47,930	37,011
Related party receivable	2,184	1,915
Inventories	50,951	63,506
Prepaid expenses and other current assets	48,179	33,795
Deferred income taxes	64,882	65,585

Total current assets	402,413	808,833
Property, plant and equipment, net	239,585	166,720
Investment in Drug Source Company, LLC	12,633	10,183
Intangible assets, net of accumulated amortization of $134,983 in 2009 and $105,113 in 2008	155,111	175,291
Goodwill	241,361	241,361
Other non-current assets	51,349	36,196

Total assets	$1,102,452	$1,438,584

Liabilities and equity
Current liabilities:
Accounts payable	$20,864	$39,142
Accrued liabilities	79,998	53,020
Accrued litigation costs	57,711	57,635
Reacquisition payable	—	268,000
Income taxes payable	567	679
Deferred revenue	3,141	4,209

Total current liabilities	162,281	422,685
Deferred income taxes, non-current	66,686	62,685
Long-term portion of deferred revenue	5,652	8,223
Other non-current liabilities	8,821	15,519

Total liabilities	243,440	509,112
Equity
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 40,107,178 and 40,066,451 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	40	40
Additional paid-in capital	1,209,680	1,203,092
Accumulated deficit	(356,757)	(272,689)
Accumulated other comprehensive income (loss)	2,451	(971)

Total stockholders’ equity	855,414	929,472
Noncontrolling interest	3,598	—

Total equity	859,012	929,472

Total liabilities and equity	$1,102,452	$1,438,584

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Abraxane revenue	$82,854	$92,045	$228,627	$245,810
Other revenue	13,774	1,336	25,712	7,335

Net revenue	96,628	93,381	254,339	253,145
Cost of sales	19,714	11,128	43,457	29,680

Gross profit	76,914	82,253	210,882	223,465
Operating expenses:
Research and development	51,030	21,015	122,772	61,325
Selling, general and administrative	58,013	56,273	150,708	157,313
Litigation costs	—	221	—	57,609
Acquired in-process research and development	—	—	—	13,900
Impairment charge	—	9,214	—	9,214
Amortization of intangible assets	9,952	9,872	29,859	29,483
Equity in net income of Drug Source Company, LLC	(1,090)	(469)	(2,450)	(245)

Total operating expenses	117,905	96,126	300,889	328,599

Loss from operations	(40,991)	(13,873)	(90,007)	(105,134)
Interest income	614	4,274	2,501	15,385
Other income (expense)	743	(5,481)	240	(4,941)

Loss before income taxes	(39,634)	(15,080)	(87,266)	(94,690)
(Benefit) provision for income taxes	(1,590)	(21)	(1,641)	203

Net loss	$(38,044)	$(15,059)	$(85,625)	$(94,893)

Net loss attributable to noncontrolling interest	(330)	—	(1,557)	—

Net loss attributable to common shareholders	$(37,714)	$(15,059)	$(84,068)	$(94,893)

Basic and diluted net loss per common share	$(0.94)	$(0.38)	$(2.10)	$(2.37)

The composition of stock-based compensation included above is as follows:
Cost of sales	$61	$108	$251	$273
Research and development	1,333	555	3,618	2,954
Selling, general and administrative	2,148	1,342	7,451	5,881

	$3,542	$2,005	$11,320	$9,108

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Equity

Nine Months Ended September 30, 2009

(in thousands)

	Stockholders’ Equity
	Common Stock				Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Accumulated (Deficit)	Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	(unaudited)
Balance at December 31, 2008	40,066	$40	$1,203,092	$(272,689)	$(971)	$—	$929,472
Exercise of stock options	8	—	313	—	—	—	313
Net settlement of vested restricted stocks	54	—	(1,815)	—	—	—	(1,815)
Stock-based compensation	—	—	8,964	—	—	—	8,964
Repurchase and retirement of common stock	(21)	—	(874)	—	—	—	(874)
Noncontrolling interest related to business combination	—	—	—	—	—	5,155	5,155
Comprehensive loss:
Net loss	—	—	—	(84,068)	—	(1,557)	(85,625)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	4,640	—	4,640
Foreign currency translation adjustments	—	—	—	—	(1,218)	—	(1,218)

Comprehensive loss	—	—	—	—	—	—	(82,203)

Balance at September 30, 2009	40,107	$40	$1,209,680	$(356,757)	$2,451	$3,598	$859,012

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(85,625)	$(94,893)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	12,421	10,173
Amortization of intangible assets	29,859	29,483
Amortization of deferred revenue	(3,639)	(30,432)
Impairment charges	—	9,214
Acquired in-process research and development charge	—	13,900
Other than temporary loss on marketable securities	3,406	5,925
Gain on derivatives	(2,520)	—
Equity-based compensation	11,320	9,108
Deferred income taxes	639	(183)
Equity in net income of Drug Source Company, LLC, net of dividends received	(2,450)	(245)
Gain on sale of marketable securities	(792)	—
Gain on sale of subsidiary	(2,667)	—
Loss on disposal of property, plant and equipment	1,168	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,502)	6,137
Cash collateral for reacquisition of agreement	300,631	—
Related party, net	(269)	(14,964)
Inventories	12,627	9,271
Prepaid expenses and other current assets	(19,608)	3,098
Accounts payable and accrued expenses	518	(24,856)
Reacquisition payable	(268,000)	—
Accrued litigation costs	—	57,609
Other non-current assets and liabilities	(5,623)	2,142

Net cash used in operating activities	(29,106)	(9,513)

Cash flows from investing activities:
Purchases of property, plant and equipment	(86,716)	(22,620)
Cash paid for acquisition, net of cash acquired	(2,640)	(14,998)
Purchases of investments and marketable securities	(5,000)	(16,393)
Proceeds from sale of subsidiary	2,046	—
Proceeds from sale of marketable securities	3,676	—

Net cash used in investing activities	(88,634)	(54,011)

Cash flows from financing activities:
Proceeds from the exercise of stock options	313	2,128
Repurchase of common stock	(874)	—

Net cash (used in) provided by financing activities	(561)	2,128
Effect of exchange rates on cash and cash equivalents	198	18

Net decrease in cash and cash equivalents	(118,103)	(61,378)
Cash and cash equivalents, beginning of period	306,390	705,125

Cash and cash equivalents, end of period	$188,287	$643,747

See notes to condensed consolidated financial statements.

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

Abraxis BioScience, Inc., the “Company” or “We”, is a Delaware corporation that was formed in June 2007. We are a biotechnology company, with a proprietary marketed product (Abraxane®), global ownership of our proprietary technology platform and clinical pipeline, and dedicated nanoparticle manufacturing capabilities for worldwide supply integrated with seasoned in-house capabilities, including discovery, clinical drug development, regulatory and sales and marketing.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or other future periods. The balance sheet information at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

Basis of Consolidation

The accompanying condensed consolidated financial statements reflect the consolidated operations of Abraxis BioScience, Inc. and its subsidiaries. The condensed consolidated financial statements include the assets, liabilities and results of operations of our wholly-owned and majority-owned operating subsidiaries and variable interest entities for which we are the primary beneficiary. Additionally, the condensed consolidated statements include our investment in Drug Source Company, LLC, which is accounted for using the equity method. All material intercompany balances and transactions were eliminated in consolidation.

For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) paragraph 810-10-25-38 (Consolidation/Overall/Recognition/Variable Interest Entities). The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding the variable interest. Variable interests are ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. We have one variable interest entity, Dithera, Inc., and since we are the primary beneficiary, the variable interest entity is consolidated in our financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentations. The reclassifications did not impact net income or total stockholders’ equity.

Cash and Cash Equivalents

It is our policy to include cash and investments having maturities of three months or less at the time of acquisition in cash and cash equivalents.

Cash Collateral for Reacquisition of Agreement

In November 2008, we entered into an agreement with AstraZeneca UK Limited under which we re-acquired the exclusive rights to market Abraxane® in the United States. As part of the agreement, we provided $286 million ($268 million for termination payment and $18 million for estimated final payments due under the Co-Promotion Agreement) in irrevocable standby letters of credit to secure the future payments under the agreement. The letters of credits were collateralized by $300.6 million of cash, which was included in “Cash collateral for reacquisition of agreement” in the balance sheet as of December 31, 2008. In March 2009, we made the final payments under the agreement and were released from our obligation to maintain the cash collateral.

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

Fair Value Measurement

Our assets and liabilities are measured at fair value on a recurring basis in accordance with the provisions for fair value measurement and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Investments

We review quarterly our available-for-sale securities and cost method investments for other than temporary declines in fair value and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. For the three months ended September 30, 2009, we did not have any other than temporary losses. For the three months ended September 30, 2008, we recognized other than temporary losses of $4.2 million on available-for-sale securities whose values, based on market quotation, had declined significantly below their carrying value. For the nine months ended September 30, 2009 and 2008, we recorded other than temporary losses of $3.4 million and $4.2 respectively. The loss is included in “Other income and expense” in the condensed consolidated statements of operations.

Treasury Stock

We account for treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to paid in capital in excess of par value using the average-cost method.

Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard which amends guidance regarding consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity (the “QSPE”). This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the standard requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This standard is effective for us for interim and annual reporting periods beginning on or after January 1, 2010. We are assessing the impact of this adoption on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative accounting principles recognized by the FASB for nongovernmental entities and will supersede all existing FASB, AICPA, and Emerging Issues Task Force (EITF) pronouncements and related literatures. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. Henceforth, future changes to GAAP will be issued in the form of Accounting Standards Updates which will serve to update the Codification itself. We adopted this standard beginning July 1, 2009 and have updated the appropriate GAAP references on our consolidated financial statements.

In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The amendments to ASC Topic 820, Measuring Liabilities at Fair Value, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilitity is not available, a reporting entity is required to measure fair value using one or more of the specified techniques. These amendments are effective for us beginning October 1, 2009. We are assessing the impact of the amendments on our consolidated financial statements.

(2) Earnings Per Share Information

Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares used for the basic calculations plus the weighted average dilutive shares, unless the impact of including the dilutive shares are anti-dilutive. Calculations of basic and diluted loss per common share information are based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic and dilutive numerator:
Net loss attributable to common shareholders	$(37,714)	$(15,059)	$(84,068)	$(94,893)

Denominator:
Weighted average common shares outstanding—basic and diluted	40,100	40,048	40,098	40,021

Net loss per common share—basic and diluted	$(0.94)	$(0.38)	$(2.10)	$(2.37)

Potentially dilutive shares not included	162	261	204	226

(3) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Finished goods	$8,806	$14,477
Work in process	10,100	9,615
Raw materials	32,045	39,414

	$50,951	$63,506

Inventories consist of products currently approved for marketing and may, from time to time, include certain products pending regulatory approval. Occasionally, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we consider the market, pricing and demand for competing products, anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. No inventory held at September 30, 2009 or December 31, 2008 was pending regulatory approval.

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

The fair value of the 48% noncontrolling interest in EPI was estimated to be $5.3 million at the time of the acquisition and was determined using a cash flow model. As EPI is a private company, the fair value is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurements and Disclosures.

(5) Fair Value

Fair value measurement

In accordance with ASC Topic 820, Fair Value Measurements and Disclosures, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

The following fair value hierarchy tables present information about each major category of our financial assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008. All of the investments below reflect strategic investments.

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of September 30, 2009
	(in thousands)
Marketable equity securities	$6,233	$—	$—	$6,233
Marketable debt securities	—	—	14,224	14,224
Warrants and options	—	3,462	—	3,462

Total	$6,233	$3,462	$14,224	$23,919

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2008
	(in thousands)
Marketable equity securities	$6,179	$—	$—	$6,179
Marketable debt securities	—	—	9,131	9,131
Warrants and options	—	1,143	—	1,143

Total	$6,179	$1,143	$9,131	$16,453

Gains or losses on marketable equity and debt securities considered to be temporary are included in accumulated other comprehensive loss at each measurement date. Other than temporary losses are included in other expense in the statement of operations.

Level 3 assets include the fair value of convertible notes and certain embedded derivatives. There is limited market activity for these convertible notes such that the determination of fair value requires significant judgment or estimation. The convertible notes are initially measured at acquisition cost and subsequently valued by considering, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the inability to sell the investment in an active market, the creditworthiness of the issuer, and, the timing of expected future cash flows. In September 2009, we acquired convertible notes having an aggregate principal balance of $5 million from a privately held company. The convertible notes mature in two parts: 50% of the notes are due in January 2011 and the remaining 50% are due in 2012. The convertible notes bear interest at ten percent per annum and are level 3 marketable securities. There were no re-measurements to fair value during the nine months ended September 30, 2009 of assets and liabilities that were not measured at fair value on a recurring basis.

Fair value of other financial instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. Cash equivalents include investments with maturities of three months or less at the time of acquisition. At September 30, 2009 and December 31, 2008, the carrying amounts of items comprising current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

(6) Related Party Transactions

Receivables from related parties totaled $2.2 million and $1.9 million at September 30, 2009 and December 31, 2008, respectively. Receivables from related parties at September 30, 2009 included $1.9 million in receivables from Drug Source Company and $0.3 million in receivables from APP Pharmaceuticals, Inc. (APP). At December 31, 2008, we had receivables of $1.6 million from Drug Source Company and $0.3 million from APP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Other revenue:
Net rental income	$647	$647	$2,063	$1,941
Cost of sales:
Manufacturing and distribution costs	504	331	833	1,172
Facility management fees	750	750	2,000	2,250
Selling, general and administrative
Net general and administrative costs	273	785	931	221

(7) Accrued Liabilities

Accrued liabilities consisted of the following at:

	September 30, 2009	December 31, 2008
	(in thousands)
Sales and marketing	$11,441	$8,183
Payroll and employee benefits	17,562	14,797
Legal	31,096	17,632
Liability award plan	7,448	—
Milestone	—	3,950
Other	12,451	8,458

	$79,998	$53,020

(8) Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2009 was approximately 4.0% and 1.9%, respectively, resulting in a benefit for income taxes. The effective tax rate differs from the statutory rate primarily as the result of a tax benefit resulting from the utilization of current operating losses against unrealized gains reported in Other Comprehensive Income. We recorded a corresponding tax expense against Other Comprehensive Income. The effective tax rate is also impacted by certain states where the state tax was based on gross receipts. Finally, the rate was impacted by a $0.3 million tax benefit reported in a foreign jurisdiction.

(9) Comprehensive (Loss) Income

Elements of comprehensive (loss) income, net of income taxes, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Foreign currency translation adjustments	$(13)	$(817)	$(1,218)	$1,212
Unrealized gain (loss) on marketable equity securities	1,818	879	4,640	(2,757)

Other comprehensive income (loss)	1,805	62	3,422	(1,545)
Net loss	(38,044)	(15,059)	(85,625)	(94,893)

Comprehensive loss	$(36,239)	$(14,997)	$(82,203)	$(96,438)

Comprehensive loss attributable to noncontrolling interest	$(330)	$—	$(1,557)	$—

Comprehensive loss attributable to common shareholders	$(35,909)	$(14,997)	$(80,646)	$(96,438)

At September 30, 2009 and 2008, we had cumulative foreign currency translation gain adjustments of $0.1 million and $1.4 million, respectively. In addition, at September 30, 2009 and 2008, we had cumulative unrealized gains of $2.3 million and cumulative unrealized losses of $2.1 million, respectively, on marketable securities.

(10) Stock Repurchase Program

On April 20, 2009, we announced that our board of directors approved a program to repurchase up to $100 million of our common stock. Share repurchases may be commenced, suspended or discontinued at any time without prior notice. During the three months ended June 30, 2009, we repurchased 20,500 shares of our common stock for an aggregate amount of $0.9 million pursuant to the stock repurchase program, which were subsequently retired in the third quarter of 2009. We did not repurchase any shares of our common stock during the three months ended September 30, 2009.

(11) Sale of Assets

In March 2009, we sold the shares of our wholly owned subsidiary, Abraxis BioScience Switzerland GmbH, which held the plant, property and equipment located in Barbengo, Switzerland. We received $2.0 million in proceeds from the sale and recorded a gain of approximately $2.7 million, of which $0.6 million were gains from foreign currency exchange. The gain is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2009. We initially recorded an impairment charge of $9.2 million for these assets in the third quarter of 2008.

(12) Proposed Spin-off

In January 2009, we announced that our board of directors approved a plan to spin-off its newly-formed subsidiary, Abraxis Health, Inc., as a new independent, stand-alone company holding a significant portion our drug discovery, manufacturing and development business. If the spin-off occurs, our stockholders would own (i) shares of Abraxis Health and (ii) shares of our common stock, and we would continue to operate our existing business, excluding the drug discovery, manufacturing and development business to be held by Abraxis Health. In connection with the proposed spin-off, Abraxis Health would enter into several agreements with us related to, among other things, manufacturing, transition services, licensing, tax allocations and a number of ongoing commercial relationships. In addition, in connection with the proposed spin-off, we plan to contribute $5 million of our cash balance to Abraxis Health as well as provide a $225 million secured credit facility to Abraxis Health.

The proposed spin-off is subject to a number of closing conditions, including final approval by our board of directors and the effectiveness of the registration statement registering the common stock of Abraxis Health to be distributed to our stockholders in connection with the spin-off. Approval by our stockholders is not required as a condition to the consummation of the proposed spin-off. In connection with the proposed spin-off, Abraxis Health filed a registration statement on Form 10 with the SEC on August 4, 2009, withdrawn on August 12, 2009. Abraxis Health plans to file a new Form 10 registration statement, and stockholders are urged to read it, including any amendments or supplements thereto, carefully when available because it will contain important information about the proposed spin-off.

(13) Contingencies

Certain legal proceedings in which we are involved are discussed in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material developments to the legal proceedings discussed in our 2008 Annual Report.

We record accruals for contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. These assessments involve complex judgments about future events and rely on estimates and assumptions. Although we believe we have substantial defenses in these matters, litigation is inherently unpredictable and we could in the future incur judgments or enter into settlements that could have a material adverse effect on our results of operations. In September and October 2009, we voluntarily recalled certain lots of Abraxane® manufactured at the Grand Island, New York facility. We accrued for all unsold inventory relating to the recall, which are included in cost of goods sold, and for product returns, which are included as an offset to Abraxane revenue. While we do not expect to incur additional costs relating to the recall, these accruals were based on facts known at the time of estimation and our assessment of the final outcome. As new information becomes available in future periods, we may change our accrual estimates.

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

(14) Subsequent Events

We have evaluated material subsequent events requiring recognition or disclosure through November 6, 2009, the date of issuance of our consolidated financial statements.

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

Proposed 2009 Spin-Off

In January 2009, we announced that our board of directors approved a plan to spin-off a newly-formed subsidiary, Abraxis Health, Inc., as a new independent, stand-alone company holding a significant portion of our drug discovery, pilot manufacturing and development business. If the spin-off occurs, our stockholders would own (i) shares of Abraxis Health and (ii) shares of our common stock, and we would continue to operate our existing business, excluding the drug discovery, manufacturing and development business to be held by Abraxis Health. In connection with the proposed spin-off, Abraxis Health would enter into several agreements with us related to, among other things, manufacturing, transition services, tax allocations and a number of ongoing commercial relationships. In addition, in connection with the proposed spin-off, we plan to contribute $5 million of our cash balance to Abraxis Health as well as provide a $225 million secured credit facility to Abraxis Health.

The proposed spin-off is subject to a number of closing conditions, including final approval by our board of directors and the effectiveness of the registration statement registering the common stock of Abraxis Health to be distributed to our stockholders in connection with the spin-off. Approval by our stockholders is not required as a condition to the consummation of the proposed spin-off. In connection with the proposed spin-off, Abraxis Health filed a registration statement on Form 10 with the SEC on August 4, 2009, withdrawn on August 12, 2009. Abraxis Health plans to file a new Form 10 registration statement, and stockholders are urged to read it, including any amendments or supplements thereto, carefully when available because it will contain important information about the proposed spin-off.

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

Stock Repurchase Program

On April 20, 2009, we announced that our board of directors approved a program to repurchase up to $100 million of our common stock. Share repurchases, if any, will be funded by internal cash resources and will be made through open market purchases. The timing, volume and nature of share repurchases are subject to market prices and conditions, applicable securities laws and other factors, and are at the discretion of management. Share repurchases may be commenced, suspended or discontinued at any time without prior notice. During the three months ended June 30, 2009, we repurchased 20,500 shares of our common stock for $0.9 million pursuant to the stock repurchase program, which were subsequently retired in the third quarter of 2009. We did not repurchase any shares of our common stock during the three months ended September 30, 2009.

Universal Shelf Registration Statement

On June 18, 2008, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC). On July 2, 2009, the SEC declared this registration statement effective. Under this registration statement, we may, from time to time, offer shares of our common stock and preferred stock, various series of debt securities or warrants or rights to purchase any such securities, either individually or in units, in one or more offerings, in amounts we will determine from time to time, up to a total of $400 million. In addition, certain stockholders may, from time to time, sell in one or more offerings up to a total of 2,000,000 shares of our common stock.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the results of our operations for the three months ended September 30, 2009 and 2008, and forms the basis for the following discussion of our operating activities:

	Three Months Ended September 30,		Change Favorable (Unfavorable) 2009 vs. 2008
	2009	2008	$	%
	(unaudited, in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Abraxane	$82,854	$92,045	$(9,191)	(10)%
Other	13,774	1,336	12,438	931%

Net revenue	96,628	93,381	3,247	3%
Cost of sales	19,714	11,128	(8,586)	(77)%

Gross profit	76,914	82,253	(5,339)	(6)%
Operating expenses:
Research and development	51,030	21,015	(30,015)	(143)%
Selling, general and administrative	58,013	56,273	(1,740)	(3)%
Litigation costs	—	221	221	100%
Impairment charge	—	9,214	9,214	100%
Amortization of intangible assets	9,952	9,872	(80)	(1)%
Equity in net income of Drug Source Co., LLC	(1,090)	(469)	621	132%

Total operating expenses	117,905	96,126	(21,779)	(23)%

Loss from operations	(40,991)	(13,873)	(27,118)	(195)%
Interest income	614	4,274	(3,660)	(86)%
Other income (expense)	743	(5,481)	6,224	114%

Loss before income taxes	(39,634)	(15,080)	(24,554)	(163)%
Benefit for income taxes	(1,590)	(21)	1,569	7471%

Net loss	$(38,044)	$(15,059)	$(22,985)	(153)%

Net loss attributable to non controlling interest	(330)	—	(330)	—

Net loss attributable to controlling interest	$(37,714)	$(15,059)	$(22,655)	(150)%

Basic and diluted net loss per common share	$(0.94)	$(0.38)
Basic and diluted weighted-average common shares outstanding	40,100	40,048

Net Revenue

Net revenue for the three months ended September 30, 2009 increased by $3.2 million, or 3.5% to $96.6 million as compared to $93.4 million for the same period in 2008. Included in net revenue for the three months ended September 30, 2008 was $9.1 million of recognized deferred revenue related to the co-promotion agreement with AstraZeneca which ended in January 2009.

Abraxane revenue for the three months ended September 30, 2009 decreased $9.1 million to $82.9 million compared to $92.0 million for the same period in 2008. Excluding the recognition of deferred revenue associated with the co-promotion agreement, total Abraxane revenue for the three months ended September 30, 2009 decreased by $0.1 million, or 0.1%, to $82.9 million as compared to $83.0 million for the same period in the previous year.

Other revenue for the three months ended September 30, 2009 increased by $12.5 million or 931.0% to $13.8 million compared to $1.3 million for the same period in 2008 primarily due to sales of raw materials in 2009.

Gross Profit

Gross profit for the three months ended September 30, 2009 was $76.9 million, or 79.6% of net revenue, as compared to $82.3 million, or 88.1% of net revenue, for the same period in 2008. Excluding recognized deferred revenue related to the co-promotion agreement, gross profit as a percentage of net revenue for the three months ended September 30, 2009 was 79.6% as compared to 86.8% for the same period in 2008. The decrease was primarily due to the elimination of the deferred revenue recognized from the co-promotion agreement, higher volume of sales of lower margin products, a voluntarily initiated recall of certain lots of Abraxane® and increased sales of Abraxane® outside of the United States.

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

The estimation of completion dates or costs to complete our research and development projects would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biotechnology products. These risks could include (i) significant changing government regulation, (ii) the uncertainty of future preclinical and clinical study results, (iii) uncertainties associated with developing biotechnology products and (iv) uncertainties associated with process development and manufacturing. Our research and development expenses can vary from period to period given the rate at which clinical trial materials are acquired and utilized and the rate at which we are successful in enrolling suitable patients. The following table summarizes our research and development expenses for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Discovery	$5,791	$3,263
Drug development	10,899	7,329
Clinical trials	24,952	6,656
Other research and development	9,388	3,767

	$51,030	$21,015

Research and development expense for the three months ended September 30, 2009 increased $30.0 million, or 142.8%, to $51.0 million as compared to $21.0 million for the same period in 2008. The majority of the increase was due to additional spending on Phase III clinical trials for non-small cell lung cancer, pancreatic cancer and melanoma. The remainder of the increase was attributable to investments in early stage discovery and other research and development projects.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2009 increased $1.7 million to $58.0 million, or 60.0% of net revenue, from $56.3 million, or 60.3% of net revenue, for the same period in 2008. The reacquisition of Abraxane® marketing rights in the U.S. yielded savings due to the elimination of commission payments. These savings were offset by increased investment in the global expansion of Abraxane® primarily in China and the European Union, and increased spending on U.S. sales and marketing.

Litigation Costs

For the three months ended September 30, 2008, we accrued additional litigation costs of $0.2 million for post-judgment interest for a matter which we are appealing.

Impairment Charge

For the three months ended September 30, 2008, we recorded a property, plant and equipment impairment charge totaling $9.2 million for an anticipated sale of certain property, plant and equipment.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended September 30, 2009 was $9.9 million, the same as for the comparable period in the prior year.

Equity Income in Drug Source Company, LLC

Income from Drug Source Company in the third quarter of 2009 increased $0.6 million to $1.1 million compared to the corresponding period in 2008 primarily due to higher gross margins on sales.

Other Non-Operating Items

Interest income consisted primarily of interest earned on invested cash. The decrease in interest income for the three months ended September 30, 2009 of $3.7 million was due to lower investment balances and lower interest rates in 2009 as compared to 2008. For the three months ended September 30, 2009, the average yield on cash investments was 0.4%.

Net other income increased $6.2 million for the three months ended September 30, 2009 primarily due to gains recognized on the fair value of derivatives in the third quarter of 2009 compared to other than temporary losses recorded on available for sale securities for the same period in the prior year.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2009 was approximately 4.0%, resulting in a benefit for income taxes. The effective tax rate for the three months differs from the statutory rate primarily as the result of a tax benefit resulting from the utilization of current operating losses against unrealized gains reported in Other Comprehensive Income. We recorded a corresponding tax expense against Other Comprehensive Income. The effective tax rate was also impacted by certain states where the state tax was based on gross receipts. Finally, the rate was impacted by a tax benefit reported in a foreign jurisdiction.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the results of our operations for the nine months ended September 30, 2009 and 2008, and forms the basis for the following discussion of our operating activities:

	Nine Months Ended September 30,		Change Favorable (Unfavorable) 2009 vs. 2008
	2009	2008	$	%
	(unaudited, in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Abraxane	$228,627	$245,810	$(17,183)	(7)%
Other	25,712	7,335	18,377	251%

Net revenue	254,339	253,145	1,194	—
Cost of sales	43,457	29,680	(13,777)	(46)%

Gross profit	210,882	223,465	(12,583)	(6)%
Operating expenses:
Research and development	122,772	61,325	(61,447)	(100)%
Selling, general and administrative	150,708	157,313	6,605	4%
Litigation costs	—	57,609	57,609	100%
Acquired in-process research and development	—	13,900	13,900	100%
Impairment charge	—	9,214	9,214	100%
Amortization of intangible assets	29,859	29,483	(376)	(1)%
Equity in net income of Drug Source Co., LLC	(2,450)	(245)	2,205	900%

Total operating expenses	300,889	328,599	27,710	8%

Loss from operations	(90,007)	(105,134)	15,127	14%
Interest income	2,501	15,385	(12,884)	(84)%
Other income (expense)	240	(4,941)	5,181	105%

Loss before income taxes	(87,266)	(94,690)	7,424	8%
(Benefit) provision for income taxes	(1,641)	203	1,844	908%

Net loss	$(85,625)	$(94,893)	$9,268	10%

Net loss attributable to non controlling interest	(1,557)	—	(1,557)	—

Net loss attributable to controlling interest	$(84,068)	$(94,893)	$10,825	11%

Basic and diluted net loss per common share	$(2.10)	$(2.37)
Basic and diluted weighted-average common shares outstanding	40,098	40,021

Net Revenue

Net revenue for the nine months ended September 30, 2009 increased by $1.2 million, or 0.5%, to $254.3 million as compared to $253.1 million for the same period in 2008. Included in net revenue for the nine months ended September 30, 2008 was $27.3 million of recognized deferred revenue related to the co-promotion agreement with AstraZeneca which ended in January 2009.

Abraxane revenue for the nine months ended September 30, 2009 decreased $17.2 million to $228.6 million compared to $245.8 million for the same period in 2008. Excluding the recognition of deferred revenue associated with the co-promotion agreement, total Abraxane revenue for the nine months ended September 30, 2009 increased by $10.1 million, or 4.6%, to $228.6 million as compared to $218.5 million for the same period in the previous year. Incremental revenue from the global expansion into the China, Australian and European markets and higher average net selling price in the United States contributed to the increase in revenue compared to the prior year.

Other revenue for the nine months ended September 30, 2009 increased by $18.4 million or 250.5% to $25.7 million as compared to $7.3 million for the same period in 2008 primarily due to raw materials sales beginning in the second quarter of 2009.

Gross Profit

Gross profit for the nine months ended September 30, 2009 was $210.9 million, or 82.9% of net revenue, as compared to $223.5 million, or 88.3% of net revenue for the same period in 2008. The decrease was primarily due to the elimination of the deferred revenue recognized from the co-promotion agreement, increased volume of sales of lower margin products, a voluntarily initiated recall of certain lots of Abraxane® and increased sales of Abraxane® outside the United States compared to the prior year. Excluding recognized deferred revenue related to the co-promotion agreement, gross profit as a percentage of net revenue for the nine months ended September 30, 2009 was 82.9% as compared to 86.9% in 2008.

Research and Development

Research and development expense for the nine months ended September 30, 2009 increased $61.5 million, or 100.2%, to $122.8 million as compared to $61.3 million for the same period in 2008. Greater spending on Phase III clinical trials for non-small cell lung cancer, pancreatic cancer and melanoma accounted for approximately 50% of the increase. The remainder was attributable to investments in early stage discovery and other research and development projects. The following table summarizes our research and development expenses for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Discovery	$15,158	$10,514
Drug development	30,004	19,376
Clinical trials	53,427	16,936
Other research and development	24,183	14,499

	$122,772	$61,325

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2009 decreased $6.6 million to $150.7 million, or 59.3% of net revenue, from $157.3 million, or 62.1% of net revenue, for the same period in 2008. The reacquisition of Abraxane® marketing rights in the U.S. yielded savings due to the elimination of commission payments partially offset by increased investment in the global expansion of Abraxane® primarily in China and the European Union, and increased spending on U.S. sales and marketing.

Litigation Costs

For the nine months ended September 30, 2008, we have accrued litigation costs of $57.6 million which includes $2.4 million of interest for a matter which we are appealing.

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

Impairment Charge

For the nine months ended September 30, 2008, an impairment charge totaling $9.2 million was recorded as a result of an anticipated sale of certain property, plant, and equipment.

Amortization of Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2009 was $29.9 million compared to $29.5 million for the same period in the prior year.

Equity Income in Drug Source Company, LLC

Income from Drug Source Company for the nine months ended September 30, 2009 was $2.4 compared to $0.2 million for the corresponding period in 2008 due to overall increased sales volume, which offset a decrease in margins and an increase in selling, general and administration expenses.

Other Non-Operating Items

Interest income consisted primarily of interest earned on invested cash. The decrease in interest income for the nine months ended September 30, 2009 of $12.9 million was due to lower investment balances and lower interest rates in 2009 as compared to 2008. For the nine months ended September 30, 2009, the average yield on cash investments was 0.9%.

Other income (expense) for the nine months ended September 30, 2009 and 2008, was $0.2 and $4.9 million, respectively, reflecting an increase of $5.1 million primarily due to other than temporary loss on marketable securities recognized in 2008.

Provision for Income Taxes

Our effective tax rate for the nine months ended September 30, 2009 was approximately 1.9%, resulting in a benefit for income taxes. The effective tax rate for the nine months differs from the statutory rate primarily as the result of a tax benefit resulting from the utilization of current operating losses against unrealized gains reported in Other Comprehensive Income. We recorded a corresponding tax expense against Other Comprehensive Income. The effective tax rate was also impacted by certain states where the state tax was based on gross receipts. Finally, the rate was impacted by a $0.3 million tax benefit reported in a foreign jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents as follows:

	September 30, 2009	December 31, 2008
	(unaudited) (in thousands)
Summary Financial Position
Cash and cash equivalents	$188,287	$306,390
Cash collateral for reacquisition of agreement	—	300,631
Working capital	240,132	386,148
Total assets	1,102,452	1,438,584
Total equity	859,012	929,472

	Nine Months Ended September 30,
	2009	2008
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(29,106)	$(9,513)
Purchases of property, plant and equipment	(86,716)	(22,620)
Cash paid for acquisition, net of cash acquired	(2,640)	(14,998)
Purchases of investments and other marketable securities	(5,000)	(16,393)
Financing activities	(561)	2,128

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $29.1 million for the nine months ended September 30, 2009 compared to net cash used in operating activities of $9.5 million for the same period in 2008 resulting in $19.6 million increase in cash used in operations. The increase in cash used in operations was primarily due to reduction in cash from accounts receivable and an increase in prepaid expenses. This decrease was partially offset by cash collateral for reacquisition agreement (in excess of accruals) and a decrease in related party receivable.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and to acquire various intellectual property rights and other investments.

Net cash used for the acquisition of property, plant and equipment for the nine months ended September 30, 2009 totaled $86.7 million. The majority of this amount related to expenditures for the purchase of our Costa Mesa research facility and the modernization of our Melrose Park, Illinois and Phoenix, Arizona manufacturing facilities. Net cash paid for acquisition of $2.6 million relates to net milestone payments for Shimoda Biotech and Platco Technologies. Additionally, we purchased notes receivable of $5.0 million. For the nine months ended September 30, 2009, we also had proceeds from the sale of marketable securities of $3.7 million and proceeds of $2.0 million from the sale of our subsidiary in Barbengo, Switzerland.

For the nine months ended September 30, 2008, we acquired $22.6 million of property, plant and equipment and we purchased $16.4 million in marketable securities and other investments. Additionally, in 2008, we paid $15.0 million to acquire Shimoda Biotech and Platco Technologies.

Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2009 included the purchase of treasury stock and cash received upon the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2008 represented cash received upon the exercise of stock options.

Sources of Financing and Capital Requirements

Our primary source of liquidity has been cash from operations and the $700 million cash contribution we received in connection with our separation from APP Pharmaceuticals, Inc. in November 2007. In connection with the proposed spin-off of Abraxis Health, we plan to contribute $5 million of our cash balance to Abraxis Health as well as provide a $225 million secured credit facility to Abraxis Health. We believe our cash and cash equivalents on hand, together with any cash generated from operations, will be sufficient to finance our operations and our obligations under the proposed secured credit facility for at least the next twelve months. In the event we engage in future acquisitions or significant capital projects or significantly reduce our available cash resources in connection with the proposed spin-off of Abraxis Health, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

On June 18, 2008, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC). On July 2, 2009, the SEC declared this registration statement effective. Under this registration statement, we may, from time to time, offer shares of our common stock and preferred stock, various series of debt securities or warrants or rights to purchase any such securities, either individually or in units, in one or more offerings, in amounts we will determine from time to time, up to a total of $400 million. In addition, certain stockholders may, from time to time, sell in one or more offerings up to a total of 2,000,000 shares of our common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued a new accounting standard which amends guidance regarding consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity (the “QSPE”). This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the standard requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This standard is effective for us for interim and annual reporting periods beginning on or after January 1, 2010. We are assessing the impact of this adoption on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative accounting principles recognized by the FASB for nongovernmental entities and will supersede all existing FASB, AICPA, and Emerging Issues Task Force (EITF) pronouncements and related literatures. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. Henceforth, future changes to GAAP will be issued in the form of Accounting Standards Updates which will serve to update the Codification itself. We adopted this standard beginning July 1, 2009 and have updated the appropriate GAAP references on our consolidated financial statements.

In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The amendments to ASC Topic 820, Measuring Liabilities at Fair Value, provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the specified techniques. The amendments also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. In addition, both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in active market when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. These amendments are effective for us beginning October 1, 2009. We are assessing the impact of the amendments on our consolidated financial statements.

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

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of September 30, 2009, there were no outstanding hedge arrangements.

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

We are also exposed to equity price risks on marketable equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. We regularly review the market prices of these investments for impairment purposes. For the three months ended September 30, 2009, we did not recognize any other than temporary impairment loss. For the nine months ended September 30, 2009, we recorded other than temporary losses of $3.4 million on available for sale securities whose values, based on market quotation, had declined below their carrying value.

Interest Rate Risk: As of September 30, 2009, we had no debt obligations outstanding. Consequently, we have minimal current exposure to changes in interest rates on borrowings.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of September 30, 2009.

During the three months ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 13 to the consolidated financial statements on our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material developments to the legal proceedings discussed in our 2008 Annual Report.

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

Our future profitability is highly dependent upon the strong market acceptance of Abraxane®. For the year ended December 31, 2008 and nine months ended September 30, 2009 and 2008, total Abraxane® revenue was $335.6 million, $228.6 million and $245.8 million, respectively. Because Abraxane® is our only approved product, Abraxane® revenue represented approximately 90% and 97% of our revenues for the nine months ended September 30, 2009 and year ended December 31, 2008, respectively. We anticipate that sales of Abraxane® will remain a substantial portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®.

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

If side effects are identified after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and additional product recalls, reformulation of products, additional clinical trials, changes in labeling of products, and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations.

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

Our products generally must receive appropriate regulatory clearance before they can be sold in a particular country, including the United States. We may encounter delays in the introduction of a product as a result of, among other things, insufficient or incomplete submissions to the FDA for approval of a product, objections by another company with respect to our submissions for approval, new patents by other companies, patent challenges by other companies which result in a 180-day exclusivity period, and changes in regulatory policy during the period of product development or during the regulatory approval process. The FDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to current good manufacturing practices for that particular product or in general. We may be subject from time to time to product recalls initiated by us or by the FDA. In September and October 2009, we voluntarily recalled a total of twenty-five lots of Abraxane® manufactured at the Grand Island, New York facility as a result of particulate matter observed in a small number of vials from the recalled lots. Delays in obtaining regulatory approvals, the revocation of a prior approval, or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

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

Future or existing patents issued to third parties may contain claims that conflict with our products. We may be subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future with respect to Abraxane®, products that we may develop or products that we may license. We are in the process of appealing the jury ruling in a patent infringement lawsuit. Litigation or interference proceedings could force us to:

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

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and patent protection to preserve our competitive position. We have over 100 issued U.S. and foreign patents, including patents relating to Abraxane®, and the technology surrounding Abraxane®. The issued patents covering Abraxane®, and methods of use and preparation of Abraxane®, currently expire through 2018, but we have additional pending U.S. and foreign patent applications pending that could extend the expiration dates. Our patents and those for which we have licensed or will license rights, including for Abraxane® , may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third-party patents could reduce the coverage of the patents licensed, or that may be licensed to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

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

We depend heavily on the principal members of our management and research and development teams, including Dr. Patrick Soon-Shiong, Executive Chairman, and Leon O. Moulder, Chief Executive Officer and President. Each of the members of the executive management team is employed “at will.” The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

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

As part of our business strategy and growth plan, we may acquire businesses, technologies or products that we believe will complement our business. The process of integrating an acquired business, technology or product may result in unforeseen operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of our existing business. In addition, we may not be able to maintain the levels of operating efficiency that any acquired company achieved or might have achieved separately. Successful integration of the companies that we may acquire will depend upon our ability to, among other things, eliminate redundancies and excess costs. As a result of difficulties associated with combining operations, we may not be able to achieve cost savings and other benefits that the company might hope to achieve with acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, or have an undesirable impact on our financial statements.

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
Richard J. Rodgers
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 6, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Reference is made to Exhibit 2.1 hereto)

10.2	Tax Allocation Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.3	Transition Services Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.4	Employee Matters Agreement among APP Pharmaceuticals, Inc., APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.13	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.15	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.16	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.19	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

10.20*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.21	Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.22	Employment Agreement, dated as of May 22, 2008, between the Registrant and David O’Toole (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008)

10.23	Employment Agreement, dated as of October 6, 2008, between the Registrant and Edward Geehr, M.D. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.24	Termination Agreement dated as of November 19, 2008, between Abraxis BioScience, LLC and AstraZeneca UK Limited (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

10.25	Employment Agreement, dated as of April 29, 2009, between the Registrant and Leon O. Moulder, Jr. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009)

10.26†	Offer of Employment by Registrant to Richard J. Rodgers

10.27†	Offer of Employment by Registrant to Mary Lynne Hedley

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.