Form 10-K
period 2009-12-31
Abraxis BioScience, Inc.
filed 2010-03-12
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $247 million as of June 30, 2009. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares of common stock outstanding as of February 26, 2010 was 40,127,810

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Abraxis BioScience, Inc.

FORM 10-K

For the Year Ended December 31, 2009

PART I

Item 1. BUSINESS

Unless the context otherwise requires, references to “New Abraxis,” “Abraxis BioScience,” “Abraxis,” “we,” “us” and “our” refer to Abraxis BioScience, Inc. (formerly New Abraxis, Inc.) and its subsidiaries, including our operating subsidiary Abraxis BioScience, LLC; references to “Old Abraxis” refer to Abraxis BioScience, Inc. (formerly American Pharmaceuticals, Inc.) prior to the 2007 separation; references to “APP” refer to APP Pharmaceuticals, Inc. and its subsidiaries, including its operating subsidiary APP Pharmaceuticals Partners, LLC (which we sometimes refer to as APP LLC); and references to the “distribution,” “separation,” “2007 separation” or “spin-off” refer to the transactions in which we separated from Old Abraxis and became an independent publicly-traded company in November 2007.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain forward-looking statements within the meaning of federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. These risks and uncertainties include those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Forward-looking statements, whether express or implied, are not guarantees of future performance and are subject to risks and uncertainties, which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the amount and timing of costs associated with the continuing launch of Abraxane® in Europe and abroad

•	our ability to maintain and/or improve sales and earnings performance;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the market adoption of any new pharmaceutical products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•

our ability and that of our suppliers to comply with laws, regulations and standards, and the application and interpretation of those laws, regulations and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of their products;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	any adverse outcome in litigation;

•	general economic, political and business conditions that adversely affect our company or our suppliers, distributors or customers;

•	changes in costs, including changes in labor costs, raw material prices or advertising and marketing expenses;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•	the ability to successfully manufacture our products in an efficient, time-sensitive and cost effective manner, including the impact of product recalls and other manufacturing issues;

•	the impact of recent legislative changes to the governmental reimbursement system; and

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

Proposed 2010 Spin-Off

In January 2009, we announced that our board of directors approved a plan to spin-off a newly-formed subsidiary Abraxis Health, Inc. as a new independent, stand-alone company holding our drug discovery, pilot manufacturing and development business. We currently anticipate the spin-off will be completed in 2010. If the spin-off occurs, our stockholders would own (i) shares of Abraxis Health and (ii) shares of our common stock, and we would continue to operate our existing business, excluding the drug discovery, pilot manufacturing and development business to be held by Abraxis Health. In connection with the proposed spin-off, Abraxis Health would enter into several agreements with us related to, among other things, manufacturing, transition services, tax allocations and a number of ongoing commercial relationships.

The proposed spin-off is subject to, among other things, final approval by our board of directors and the effectiveness of the registration statement registering the common stock of Abraxis Health to be distributed to our stockholders in connection with the spin-off. Our board of directors, in its sole discretion and for any reason or no reason at all, may amend, modify or abandon the proposed spin-off without liability at any time prior to the time the spin-off is completed. Approval by our stockholders is not required as a condition to the consummation of the proposed spin-off. In connection with the proposed spin-off, Abraxis Health filed a registration statement on Form 10 with the SEC on August 4, 2009, that was withdrawn on August 12, 2009. Abraxis Health plans to file a new Form 10 registration statement, and stockholders are urged to read it, including any amendments or supplements thereto, carefully when available because it will contain important information about the proposed spin-off.

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

We are dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients safer and more effective treatments for cancer and other critical illnesses. Our portfolio includes the world’s first and only protein-based nanoparticle chemotherapeutic compound (Abraxane®), which is based on our proprietary tumor targeting technology known as the nab® technology platform. This nab® technology platform is the first to exploit the tumor’s biology against itself, taking advantage of an albumin-specific, receptor-mediated transport system and allowing the delivery of a drug from the vascular space across the blood vessel wall to the underlying tumor tissue. Abraxane® is the first clinical and commercial validation of our nab® technology platform. From the discovery and research phase to development and commercialization, we are committed to rapidly enhancing our product pipeline and accelerating the delivery of breakthrough therapies that will transform the lives of patients who need them.

We own the worldwide rights to Abraxane®, a next-generation, nanometer-sized, solvent-free taxane that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. We believe the successful launch of Abraxane® validates our nab® tumor targeting technology, a novel biologically interactive (receptor-mediated) system to deliver chemotherapeutic agents. Abraxane® revenue for the year ended December 31, 2009, 2008 and 2007 was $314.5 million, $335.6 million and $324.7 million, respectively, which in 2008 and 2007 included the recognition of deferred revenue related to our co-promotion agreement with AstraZeneca UK Limited. In January 2009, we re-acquired from AstraZeneca the exclusive rights to market Abraxane® in the United States, thereby ending the co-promotion agreement.

Our research and development approach is based on the integration of our nab® tumor targeting technology, our natural product drug discovery platform, our multi-functional chemistry capabilities with our in-house clinical trial and regulatory strengths, combined with our unique nanoparticle manufacturing capabilities. Our product pipeline includes over five clinical oncology and cardiovascular product candidates in various stages of testing and development, including Abraxane® and Coroxane™ for various indications. We also have several discovery product candidates and novel chemical entities for various diseases, including cancer, multiple sclerosis and Alzheimer’s. We believe the application of our nab® technology will serve as the platform for the development of numerous drugs for the treatment of cancer and other critical illnesses. To leverage in-house manufacturing, clinical trial and regulatory expertise, we will continue to supplement our discovery efforts through technology acquisitions and external collaborations with academia and start-up biotechnology companies.

Abraxane®, A Proprietary Injectable Oncology Product

Overview

Abraxane® is a next-generation, nanometer-sized, solvent-free taxane that was approved by the FDA in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. As of December 2009, Abraxane was approved for marketing in 39 countries. Taxanes are one of the most widely used chemotherapy agents. We believe the successful launch of Abraxane® validates our nab® tumor targeting technology described below. Effective January 1, 2006, we received a unique reimbursement “J” code for Abraxane® in the U.S., which facilitates reimbursement from Medicare and Medicaid as well as private payors.

First clinical and commercial validation of our nab® tumor targeting technology

Abraxane® represents the first in a new class of protein-bound drug particles that takes advantage of albumin, a natural carrier of water insoluble molecules (e.g., various nutrients, vitamins and hormones) found in humans. Because tumors have an increased need for nutrients to support rapid malignant growth, albumin complexes accumulate preferentially in tumors. Recent molecular analyses have identified receptor-mediated pathways (gp60) facilitating active transport of albumin complexes from the blood into tumor tissue and also preferential accumulation in tumors by tumor-secreted proteins such as Secreted Protein Acidic and Rich in Cysteine (SPARC), which can attract albumin. Abraxane® consists only of paclitaxel nanometer-sized albumin-bound particles and, in a pivotal 460 patient Phase III clinical trial, demonstrated an almost doubling of the response rate, a longer time to tumor progression in metastatic breast cancer as well as an increased survival in patients previously treated for metastatic disease when compared to Taxol®. We believe that our nab® tumor targeting technology and these albumin pathways allow more rapid delivery of paclitaxel to the cancer cells, with preferential accumulation while at the same time allowing less drug indiscriminately into normal, healthy cells. This is supported by the clinical findings demonstrated by Abraxane®.

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

Abraxane® utilizes our nab® tumor targeting technology to encapsulate an amorphous form of paclitaxel in albumin, a human protein found in blood and avoids the need for Cremophor. Because Abraxane® contains no Cremophor solvent, this next-generation taxane product enables the administration of 50% more chemotherapy with a well-tolerated safety profile, requires no routine premedication to prevent hypersensitivity reactions, can be given over a shorter infusion time using standard IV tubing and reduces the need for G-CSF support.

Abraxane® clinical development, label expansion and global commercialization plans

We will continue to pursue an aggressive and comprehensive clinical development plan to maximize the commercial potential and clinical knowledge of Abraxane®. As of December 31, 2009, approximately 24 company-sponsored Abraxane® clinical studies and approximately 61 investigator-initiated Abraxane® clinical studies were planned or underway for various indications, of which more than 44 had patient participation. The investigator-initiated studies generally are intended to advance the clinical knowledge of Abraxane® and complement the knowledge gained through our clinical development program.

Results from five company-supported studies of Abraxane® were presented at the 32nd Annual San Antonio Breast Cancer Symposium in December 2009. A pilot neoadjuvant trial evaluated the efficacy and safety of lapatinib combined with nab-paclitaxel in HER2-positive breast cancer patients. Response data was available for 29 patients: 82.8 percent of patients (n=24) achieved an overall response rate; 13.8 percent (n=4) experienced a complete response; 69 percent (n=20) experienced a partial response. Additionally, 17.2 percent (n=5) of patients experienced stable disease, and 5 out of 27 patients achieved a pathological complete response (pCR). The most common toxicities were rash, neuropathy, fatigue and myalgias. No cardiac toxicity was observed. Another study assessed the predictive value of Mammaprint scores (poor vs. good), as well as basal vs. luminal vs. HER2 genotype profiling, for response to treatment on three different neoadjuvant chemotherapy (NCT) regimens. Gene profiling indicated 28 percent of the tumors were HER2-like, 26 percent were basal-like, 42% luminal-like, and 4 percent borderline luminal-like. Results indicated that HER2-like and basal-like genotype breast cancer is more likely to respond to NCT and is associated with poor-risk characteristics as determined by the 70-gene assay. We also presented pre-clinical data evaluating the effectiveness of different combination regimens for nab-rapamycin against human breast tumor xenografts. Another pre-clinical study further explored the role of SPARC characterizing the identity of its albumin-binding and angiogenic domain. Health economic data was presented as well. The study was conducted to determine if differences exist in the total cost of care in patients receiving taxane-based chemotherapy for metastatic breast cancer (MBC). Additionally, a comparison between the taxanes - solvent-based paclitaxel (Taxol® and others); docetaxel (Taxotere®); and nab-paclitaxel (Abraxane®) - was performed on the use of ancillary medications (for neutropenia, anemia, and nausea and vomiting) and their associated costs. Costs per utilizing patient with MBC per month were calculated and compared. For patients with MBC, differences in total medical costs between the three taxanes were modest. Total medical costs were lowest for patients receiving solvent-based paclitaxel and comparable between docetaxel and nab-paclitaxel. Patients on nab-paclitaxel received more doses than the other taxanes. Nab-paclitaxel was associated with lower utilization and costs for colony stimulating factors compared with solvent-based paclitaxel and docetaxel. Additionally in November 2009, at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics conference in Boston, preclinical data was presented detailing the stromal targeting of the Abraxane-gemcitabine combination in pancreatic cancer.

We will continue to study the use of Abraxane® in a variety of oncology settings and intend to focus our Phase III trials in first-line non-small cell lung cancer (NSCLC), melanoma and pancreatic cancer, all of which are superiority trials utilizing weekly dosing schedules of Abraxane®. The Phase III NSCLC pivotal trial is a randomized, open-label trial comparing weekly 100 mg/m2 Abraxane® (days 1, 8 and 15 of each cycle) and 200 mg/m2 Taxol® (paclitaxel) injection every three weeks. Carboplatin is administered at AUC=6 on day 1 of each cycle repeated every three weeks in both treatment arms. The study has enrolled over 1,000 patients with Stage IIIb and IV non-small cell lung cancer. The primary endpoint of the study is overall response rate, while also being powered for statistically significant differences in progression-free survival (PFS) as a secondary endpoint. The Data Monitoring Committee (DMC) performed a pre-specified interim analysis on the first 400 patients and recommended that the trial proceed to completion with no changes to the protocol, treatment arms, or sample size. The Phase III melanoma trial comparing Abraxane to dacarbazine (DTIC) in patients with metastatic disease began enrolling patients in April 2009, and has a planned enrollment of 514 patients. Based on encouraging Phase I/II clinical trial data of Abraxane® in combination with gemcitabine in the treatment of metastatic pancreatic cancer, a Phase III registration study comparing Abraxane® plus gemcitabine versus gemcitabine monotherapy in metastatic pancreatic cancer was successfully filed with the FDA and began enrolling patients in May 2009. A total of 630 patients are expected to be enrolled in the study. Interim data for the Phase I/II study of Abraxane® plus gemcitabine in the treatment of metastatic pancreatic cancer was presented at the American Society of Clinical Oncology Annual Meeting in May 2009. We continue to expand our clinical experience with Abraxane® and its potential in treating multiple tumor types as a single agent and in combination.

With regard to the global commercialization, Abraxane® is presently approved in 39 countries worldwide. Subsequent to the FDA approval of Abraxane® in the US in January 2005, Abraxis received regulatory approval from the Therapeutic Products Directorate of Health Canada to market Abraxane® for the treatment of metastatic breast cancer in Canada in June 2006. In October 2007, Abraxis received regulatory approval from India’s Drug Controller General to market Abraxane® for the treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within 6 months of adjuvant chemotherapy. In January 2008, the European Commission granted marketing approval in 30 European countries (via the centralized procedure) for Abraxane® in patients who have failed first-line treatment for metastatic disease and for whom standard, anthracycline containing therapy is not indicated. In March 2008, we received regulatory approval with the Korean FDA to market Abraxane® in South Korea for the treatment of breast cancer after failure of combination chemotherapy for metastatic disease. In June 2008, we received regulatory approval with the State Food and Drug Administration of the People’s Republic of China to market Abraxane® for the treatment of breast cancer after failure of combination chemotherapy for metastatic disease or relapse within 6 months of adjuvant chemotherapy. Prior therapy should have included an anthracycline unless clinically contraindicated. In September 2008, we received regulatory approval from the Therapeutic Goods Administration, Australia to market Abraxane® powder for injection (suspension) for the treatment of metastatic carcinoma of the breast after failure of anthracycline therapy. We received approval to market Abraxane in Bhutan in April 2009 and in the United Arab Emirates in July 2009. We launched Abraxane® in India (through our partner Biocon) in July 2008, in the United Arab Emirates with partner Neobiocon in October 2008, in the United Kingdom in December 2008, in Germany in February 2009 and in Australia in collaboration with Specialised Therapeutics Australia Pty Ltd. in February 2009. Additionally, we are working towards launching Abraxane® in South Korea with partner Green Cross Corporation.

Marketing authorization applications have been submitted to several countries including Russia in June 2006, Japan in February 2008, and via the centralized procedure, in the Gulf Corporation Council countries (Saudi Arabia, Bahrain, Sultanate of Oman and Kuwait) in December 2008, in Sri Lanka and in Nepal in January 2009, and in New Zealand in June 2009.

nab® Tumor Targeting Technology Platform

We have identified a biological pathway specific to tumors through which tumors preferentially accumulate albumin-bound complexes. This is accomplished through our nab® tumor targeting technology, which encapsulates chemotherapy agents in nanometer-sized particles of albumin that are approximately 1/100th the size of a single red blood cell. Millions of these particles can be injected in a single dose of medication. This albumin-bound medication enters the bloodstream where it is transported across the blood vessel wall through a specific albumin receptor (gp60) on the blood vessel wall and results in higher accumulation of the medication to the tumor. This effect may be further enhanced due to potential binding of the transported albumin to the tumor-secreted protein SPARC. A body of research has suggested that the secretion of SPARC occurs in most solid tumors that are difficult to treat, including in breast, lung, pancreatic, ovarian, head and neck, melanoma, gastric, esophageal, glioma and cervical tumors. Exploiting these tumors’ attraction for albumin, we have developed a novel mechanism to deliver chemotherapy agents in high concentrations.

The following diagram depicts our nab® tumor targeting technology and the proposed mechanism by which high concentrations of chemotherapy agents are delivered preferentially to tumors through the biological gp60 receptor pathway and through albumin binding to SPARC.

In April 2007, at the 98th Annual Meeting of the American Association for Cancer Research (AACR), we announced results from various pre-clinical studies that support the role of SPARC and our nab® tumor targeting technology. The results from one pre-clinical study demonstrated that SPARC is an albumin-binding protein and that the level of the SPARC expression could be correlated with the response of tumors to Abraxane®. The pre-clinical study results also provided evidence for chemotherapy induced angiogenesis and a rationale for combining Abraxane® with VEGF inhibitor drugs like Avastin®. Several ongoing clinical studies are investigating the role of SPARC in Abraxane® based treatment regimens. Preliminary data released in September 2009 at the European Society for Medical Oncology (ESMO) congress suggests that it is possible to identify subgroups of patients treated with Abraxane® based regimens that are at high or low risk of progression using SPARC as a biomarker. We continue to explore the role of our nab® technology for targeting different biological pathways, as well as for the development of new therapeutic candidates, including our clinical product candidates described below.

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

We believe that our nab® tumor targeting technology will serve as the platform for the development of numerous other drugs for the treatment of cancer and other critical illnesses. We are committed to maximizing the potential application of our technology. We are also actively exploring partnerships with pharmaceutical companies that have an interest in using the nab® technology for their drug candidates.

Select Clinical Product Candidates

We intend to continue to leverage our nab® tumor targeting technology and our internal clinical development and regulatory expertise to develop numerous drug candidates for the treatment of cancer and other critical illnesses. The following table is a selection of our clinical product candidates and their status.

Compound	Critical Illness	Status

Abraxane®	First-Line Non-Small Cell Lung Cancer	Phase III began in the fourth quarter of 2007. Patient enrollment fully accrued.

Abraxane®	Malignant Melanoma	Phase III enrollment began in April 2009.

Abraxane®	Pancreatic Cancer	Phase III enrollment began in May 2009.

ABI-008 (nab®-docetaxel)	Solid Tumors	Phase I completed in hormone-refractory prostate cancer (HRPC). Phase II started in the second half of 2008.

ABI-009 (nab®-rapamycin)	Solid Tumors	Phase I in progress.

ABI-010 (nab®-17AAG)	Solid Tumors	IND filed in the first quarter of 2008. Phase I study in planning.

ABI-011 (nab®-thiocolchicine dimer)	Solid Tumors	IND filed in the third quarter of 2009.

Coroxane™	Coronary Artery Restenosis	Phase II. Seeking strategic partner.

Coroxane™	Peripheral Artery Restenosis	Phase II. Seeking strategic partner.

ABI-008 (nab®-docetaxel). ABI-008 is a solvent-free, Tween®-free nanometer-sized form of docetaxel. Docetaxel is the active ingredient in the currently largest selling taxane, Taxotere®. An investigational new drug application, or IND, was filed for ABI-008 in the fourth quarter of 2006. ABI-008 is currently in development for the first-line treatment of hormone-refractory prostate cancer (HRPC). A Phase I study has been completed and a Phase II study started in the second half of 2008.

ABI-009 (nab®-rapamycin). Rapamycin, a protein kinase inhibitor, inhibits downstream signals from mTOR, a pathway that promotes tumor growth. Currently, it is marketed as an orally bioavailable immunosuppresive drug and no intravenous form is available because of the water insolubility of this molecule. The anti-cancer effects of rapamycin are limited by the immunosuppression associated with chronic oral administration. ABI-009 is a nanometer-sized, albumin-bound form of rapamycin able to be administered intravenously. At the 98th Annual Meeting of the AACR in April 2007, first-time data were presented from a pre-clinical study evaluating the toxicity and anti-tumor effect of ABI-009. These results demonstrated that ABI-009 was well-tolerated in animals, showed linear pharmacokinetics, and was highly effective against a number of tumor models in vivo. The Phase I study is currently ongoing with ABI-009 in patients with solid tumors.

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

ABI-011 (nab®-thiocolchicine dimer). Thiocolchicine dimers are novel thiocolchicines with dual mechanisms of action showing both microtubule destabilization and the disruption of topoisomerase-1 activity. nab®-thiocolchicine dimer is a nanoparticle, albumin-bound form of the water insoluble dimer. ABI-011 was selected for its cytotoxic activity in nanomole range concentrations on several human tumor cell lines and, in particular, on a tumor cell line resistant to cisplatin and topotecan. This particular behavior was related to a dual mechanism of action. ABI-011 has the additional oncotherapeutic property of inhibiting topoisomerase-1 nuclear enzymes in a different manner than the classic topo-1 inhibitors, camptothecins. Pre-clinical studies of ABI-011 have shown that it also possesses anti-angiogenic and vascular disrupting activity, which will be exploited in its clinical development. The IND for nab®-thiocolchicine dimer was filed in the third quarter of 2009.

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

We have established a proprietary natural product library of large chemical diversity for drug discovery. The library currently represents more than 100,000 semi-purified screening samples derived from microorganisms (over 65,000 strains of actinomycetes, fungi and bacteria) retrieved from over 38,000 soil samples representing geographic, habitat and genetic diversity from all over the world. New strains of microorganisms are continuously being added from our soil sample collection, and we believe the millions of microorganisms in each soil sample provide us with an almost limitless resource for continuing to create new and targeted libraries of natural product chemical diversity for drug discovery. The natural product library continues to provide chemical diversity for our ongoing high throughput screening activities. Natural products are an important component of our drug discovery strategy and, with the capability to overcoming water insolubility through the use of our nab® technology, we believe we have the unique opportunity to translate water insoluble compounds discovered from our natural product libraries into clinical applications.

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

Internal Clinical Trial and Regulatory Competencies. We have established key internal clinical development and regulatory competencies to execute rapid clinical translation of our technology in the most cost-efficient manner. Clinical Operations, Safety Reporting, Data Management and Biostatistics are located in our Durham, North Carolina office. Clinical Operations manages all of our company-sponsored clinical trials by overseeing the study conduct at each site and verifying data integrity. Data Management enters all clinical trial data into an in-house database, which is then analyzed by our biostatistics team who produce reports for FDA submissions. Safety reporting and post-marketing safety surveillance are carried out using a Drug Safety Reporting System. The regulatory operations team is responsible for making submissions to the FDA and global regulatory authorities. This seasoned team accomplished the first electronic submission of a New Drug Application (NDA) with the FDA of an oncology product, resulting in FDA approval of Abraxane®. An important strategy underway is the development of informatics and electronic systems to streamline our clinical trial management processes, including establishing alliances to enhance patient accrual and provide efficient methods to capture data.

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

SPARC

SPARC (Secreted Protein Acidic Rich in Cysteine) appears to be the intratumoral target of our nab® technology platform due to its secretion by a variety of tumors and the affinity of albumin for SPARC. In addition, it has been discovered that the SPARC protein, when administered systemically in combination with chemotherapy, can greatly sensitize a chemotherapy resistant tumor in xenograft tumor models. Our scientists, in collaboration with university scientists, are exploring the therapeutic potential of SPARC as a potential target in the treatment of chemo-resistant tumors. We will continue to explore the role of our nab® technology for targeting SPARC and other biological pathways, as well as for the development of new therapeutic candidates. Additionally, SPARC as a biomarker is being investigated in several ongoing Abraxane® related clinical trials.

Biomarkers and Molecular Profiling

In May 2007, we entered into a license agreement with the University of Southern California (USC) under which we licensed the exclusive worldwide development and commercialization rights for an intellectual property portfolio of diagnostic protein biomarkers for therapy response, therapy toxicity and disease recurrence in colorectal cancers. The intellectual property licensed is based on USC research by Associate Professor of Medicine Heinz-Joseph Lenz and colleagues. We believe these licensed biomarkers are consistent with our strategy to identify compounds with specific activity linked to specific biological markers related to particular disease states and may be useful predictors of response to treatments (evaluated through clinical response, toxicity and time to disease progression) and prognostic markers, which are important in determining the aggressiveness of cancers as well as other diseases.

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

Shimoda’s first cyclodextrin-based product, Dyloject® (diclofenac sodium solution for injection), is an injectable painkiller for the treatment of post-surgical pain. Dyloject® is the world’s first solubilized intravenous formulation of diclofenac. Diclofenac is a non-steroidal anti-inflammatory drug (NSAID). Dyloject® was launched in December 2007 in the United Kingdom by Javelin Pharmaceuticals under an exclusive worldwide license agreement pursuant to which Shimoda will receive milestone payments and royalties. In January 2009,

Javelin announced that it had entered into an exclusive European marketing partnership for Dyloject® with Therabel Pharma N.V. In December 2009, Javelin announced that it had entered into a definitive agreement with Myriad Pharmaceuticals to acquire Javelin Pharmaceuticals. In February 2010, Javelin announced that its New Drug Application (NDA) submitted on December 2009 to the US Food and Drug Administration (FDA) for Dyloject® had been accepted for formal review.

Nucleic Acid Complementation Technology

We are pursuing the development of an engineered split-toxin platform that leads to the functional reconstitution of a cytotoxin from multiple parts under very specific conditions (for example, in cancer cells arising from known genetic anomalies or in virus-infected cells). This strategy does not require traditional high-throughput drug screening methodologies and has the added capability of being further modified to serve as a diagnostic tool for monitoring patients’ responses to therapy. This research is being pursued through DiThera, Inc. (DiThera). In December 2008, we purchased preferred stock of DiThera representing 50% of DiThera’s outstanding capital stock. DiThera is consolidated in our financial statements for the years ended December 31, 2009 and 2008.

Pluripotent Adult Stem Cells

In September 2006, we entered into a license with the University of Maryland under which we exclusively licensed the worldwide intellectual property rights to the CD34+ non-adherent adult bone marrow stem cell technology. This technology may present an opportunity to reverse the effects of neurodegenerative diseases such as macular degeneration, Alzheimer’s and Parkinson’s diseases, and multiple sclerosis, as well as to rehabilitate non-CNS diseased organs such as the pancreas for autologous production of insulin in diabetic patients.

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

The therapies developed in this program will target a specific population of aberrant (tumor) cells and forge a novel class of chemotherapeutics that have the potential to be much more potent than general inhibitors of cell proliferation or inducers of cell death. In the era of personalized medicine, and in combination with our emerging diagnostic methodologies, we believe this program will generate a novel pipeline of drugs that promise cancer patients greater proficiency with fewer side effects.

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

T9 was originally discovered using robust ultra-sensitive cell-based assay systems that respond to minute amounts of potential immune-modulating drugs. Over time, these systems were further modified to allow for their use in high throughput screens for the identification of compounds that can control the magnitude and quality of the immune response. The immune-modulating high throughput screening systems (IMHTSS) technologies are important tools for the discovery of novel agents that modulate the immune response through controlling the type and degree of inflammation. “Hits” resulting from the screening of synthetic and natural product libraries using the IMHTSS technologies are anticipated to be further developed to act as immune adjuvants in improving existing vaccination platforms or to inhibit the immune response in the context of allergies (such as asthma) or autoimmune diseases (such as type I diabetes, multiple sclerosis and lupus erythematosus).

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

Central Nervous System Therapies

In April 2007, we formed a joint venture with Cenomed, Inc. (Cenomed) to create Cenomed BioSciences, LLC. This venture is designed to further the research and development of novel drugs that interact with the central nervous system focused on psychiatric and neurological diseases. Substantially all of the assets of Cenomed were contributed to this joint venture. The previous focus of the research by Cenomed included the development of drugs for the treatment of schizophrenia, neuroprotection, mild cognitive impairment and memory and attention impairments associated with aging, attention deficit hyperactivity disorder and pain. We hold a 70% membership interest in this joint venture, which is consolidated in our financial statements.

Sales and Marketing

We have dedicated sales and marketing groups in North America, Europe and China. In each of these regions, our team targets key segments of the oncology market: specifically, leading oncologists, cancer centers and the oncology distribution channel. In North America, our team consists of approximately 189 sales, marketing and medical affairs professionals. We continue to maintain our European infrastructure with an initial focus on five key European markets (United Kingdom, France, Spain, Italy and Germany). The sales and commercial services functions are provided by Quintiles Transnational Corp., which is the leading global commercial solutions provider to the pharmaceutical, biotech and medical device industries. We have medical representatives trained and deployed in the United Kingdom, Germany, Spain, Italy and France. In the second quarter of 2009, we launched Abraxane® in China, which has a team of approximately 51 employees including 46 medical representatives and managers.

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

Green Cross Corporation

In November 2007, we entered into an agreement with Green Cross Corporation whereby we granted an exclusive license to Green Cross to market and sell Abraxane® in South Korea. Under the agreement, Green Cross will pay a royalty on net sales of Abraxane® as well as upfront and milestone payments. Additionally, we licensed from Green Cross an exclusive license to develop and commercialize the following biosimilars in the United States and Canada: Erythropoetin, pegylated G-CSF (granulocyte-colony stimulating factor), Interferon-Alpha, recombinant Factor VIII and Enbrel® (etanercept). We will pay to Green Cross a milestone on each product once approval has been received and a royalty on net sales.

Specialised Therapeutics of Australia, Pty Ltd.

In February 2008, we entered into an exclusive license agreement with Specialised Therapeutics of Australia, Pty Ltd. under which we granted Specialised Therapeutics the right to market and sell Abraxane® in Australia and New Zealand. In October 2008, the Therapeutic Goods Administration (TGA) in Australia approved Abraxane® for the treatment of metastatic carcinoma of the breast after failure of anthracycline therapy. In February 2009, we launched Abraxane® in Australia through Specialised Therapeutics.

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

In December 2009, we entered into a collaboration agreement with ProMetic to develop and commercialize various applications deriving from ProMetic’s prion capture technology platform. As part of the agreement, we will share equally with ProMetic the costs for the development of such new applications and the revenues arising from their commercialization.

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

We believe that Abraxane® competes, directly or indirectly, with the primary taxanes in the market place, including Bristol-Myers Squibb’s Taxol® and its generic equivalents, Sanofi-Aventis’ Taxotere® and other cancer therapies. Many pharmaceutical companies have developed and are marketing, or are developing, alternative formulations of paclitaxel and other cancer therapies that may compete directly or indirectly with Abraxane®. In addition, Abraxane® currently competes with other cytotoxic agents outside of the taxane class such as capecitabine, gemcitabine, ixabepilone and navelbine.

Regulatory Considerations

Proprietary pharmaceutical products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in foreign countries. FDA approval is required before any dosage form of any drug can be marketed in the United States. All applications for FDA approval of drugs must include information relating to the pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling, quality control, safety and efficacy and other information as appropriate.

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

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location or process, additional regulatory review may be required. We and our suppliers also must adhere to current good manufacturing practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, laboratories and processes following the initial approval. If, as a result of these inspections, the FDA determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against our manufacturers, including the suspension of manufacturing operations. In addition, our discovery pipeline includes product candidates in the follow-on biologics area, also known as biosimilars. Although, like all pharmaceutical products, these product candidates must receive appropriate regulatory clearance before they can be marketed and sold in a particular country, including the United States, there does not currently exist a defined abbreviated regulatory approval process for obtaining this approval in the United States. As a result, considerable uncertainty exists regarding the pathway, timing and likelihood of approval for these types of product candidates.

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

Manufacturing

We have manufacturing facilities in Melrose Park, Illinois, and Phoenix, Arizona. For the length of the applicable lease, our manufacturing facility in Melrose Park has been leased to APP and APP has agreed to provide certain contract manufacturing services to us in accordance with the terms of the manufacturing agreement. In addition, we lease from APP a portion of APP’s Grand Island, New York manufacturing facility to enable us to perform our responsibilities under the manufacturing agreement with APP for its term. The initial term of the manufacturing agreement will expire on December 31, 2011, but the term of the manufacturing agreement will be automatically extended for one year if either APP exercises its option to extend the lease for our Melrose Park manufacturing facility for an additional year or we exercise our option to extend the lease for APP’s Grand Island manufacturing facility for an additional year.

In addition, as part of the separation agreement, APP’s Puerto Rico facility was divided into two separate facilities and we took ownership of one part of the facility. The portion of the Puerto Rico facility that is owned by us following the separation is the 90,000 square foot active pharmaceutical ingredients manufacturing plant that was leased to Pfizer for a term expiring in February 2012. Pfizer vacated the premises in December 2009 and did not incur any penalty for the early termination of the lease.

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

Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. In September and October 2009, we voluntarily initiated a global recall of a total of twenty-five lots of Abraxane® manufactured at the Grand Island, New York facility as a result of particulate matter observed in a small number of vials from the recalled lots. Adverse experiences with a product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Raw Materials

We are developing a raw material supply business, including active pharmaceutical ingredients, for biological and biosimilar applications. Ultimately, these raw materials may be used in our product candidates and/or sold to third parties. We acquired a manufacturing facility in Oelwein, Iowa in part to support these raw material activities. At various times, we may pursue revenue opportunities from sales of our raw materials, but we cannot assure any such opportunities will materialize to any meaningful degree or at all.

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

Employees

As of December 31, 2009, we had a total of approximately 885 full-time employees, of which approximately 349 were dedicated to research and development activities, including clinical trials, approximately 150 were in manufacturing, approximately 239 were in sales and marketing and approximately 147 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

Our future profitability is highly dependent on the strong market acceptance of Abraxane®. For the years ended December 31, 2009, 2008 and 2007, total Abraxane® revenue was $314.5 million, $335.6 million and $324.7 million, respectively. Included in Abraxane revenue in each year for the years ended December 31, 2008 and 2007 was $36.4 million of recognized deferred revenue relating to the co-promotion agreement with AstraZeneca. The co-promotion agreement ended in January 2009. Because Abraxane® is our only approved product, Abraxane® revenue represented approximately 87.6%, 97.2% and 97.3% of our revenues for the year ended December 31, 2009, 2008 and 2007, respectively. We anticipate that sales of Abraxane® will remain a substantial portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®.

Abraxane® could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

•	lower prices offered on similar products by other manufacturers, including generic forms of Taxol or other taxanes;

•	substitute or alternative products or therapies;

•	development by others of new pharmaceutical products or treatments that are more effective than Abraxane®;

•	introduction of other generic equivalents or products that may be therapeutically interchanged with Abraxane®;

•	interruptions in manufacturing or supply;

•	changes in the prescribing practices of physicians;

•	changes in third-party reimbursement practices; and

•	migration of key customers to other manufacturers or sellers.

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

In addition, our discovery pipeline includes product candidates in the follow-on biologics area, also known as biosimilars. Although, like all pharmaceutical products, these product candidates must receive appropriate regulatory clearance before they can be marketed and sold in a particular country, including the United States, there does not currently exist a defined abbreviated regulatory approval process for obtaining this approval in the United States. As a result, considerable uncertainty exists regarding the pathway, timing and likelihood of approval for these types of product candidates in the United States. Because of the absence of a defined abbreviated regulatory approval process for biosimilars in the United States, it could take a longer amount of time to obtain regulatory approval for our biosimilar product candidates than for our other product candidates in our discovery pipeline, if at all. Any delay in, or the inability to receive, regulatory approval for our biosimilar product candidates could materially adversely affect our business plan and growth strategy.

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

Virtually all aspects of our business, including the development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising and promotion of our products and disposal of waste products arising from these activities, are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA and the Department of Health and Human Services Office of Inspector General (HHS OIG). Our business is also subject to similar and/or additional regulation in other countries. Compliance with these regulations is costly and time-consuming.

Our manufacturing facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory agencies. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. We must spend funds, time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these regulations. We cannot assure that our manufacturing facilities or those of our suppliers will not be subject to regulatory action in the future.

Our products generally must receive appropriate regulatory clearance before they can be sold in a particular country, including the United States. We may encounter delays in the introduction of a product as a result of, among other things, insufficient or incomplete submissions to a regulatory agency for approval of a product, objections by another company with respect to our submissions for approval, new patents by other companies, patent challenges by other companies that result in a 180-day exclusivity period, and changes in regulatory policy during the period of product development or during the regulatory approval process. Regulatory agencies have the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to current good manufacturing practices for that particular product or in general. We may be subject from time to time to product recalls initiated by us or by regulatory authorities. In September and October 2009, we voluntarily initiated a global recall of a total of twenty-five lots of Abraxane® manufactured at the Grand Island, New York facility as a result of particulate matter observed in a small number of vials from the recalled lots. Delays in obtaining regulatory approvals, the revocation of a prior approval, or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

Our inability or the inability of our suppliers to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, consent decrees restricting or suspending our manufacturing operations, delay of approvals for new products, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales and criminal prosecution. Any of these or other regulatory actions could materially adversely affect our business and financial condition.

We depend on third parties to supply raw materials and other components and may not be able to obtain sufficient quantities of these materials, which will limit our ability to manufacture our products on a timely basis and harm our operating results.

The manufacture of Abraxane® requires, and our product candidates will require, raw materials and other components that must meet stringent regulatory requirements. Some of these raw materials and other components are available only from a limited number of sources. We have not historically experienced any paclitaxel supply shortages. Additionally, we maintain a safety stock supply of paclitaxel to mitigate any supply disruption. Our regulatory approvals for each particular product denote the raw materials and components, and the suppliers for such materials, we may use for that product. Obtaining approval to change, substitute or add a raw material or component, or the supplier of a raw material or component, can be time consuming and expensive, as testing and regulatory approval are necessary. If our suppliers are unable to deliver sufficient quantities of these materials on a timely basis or we encounter difficulties in our relationships with these suppliers, the manufacture and sale of our products may be disrupted, and our business, operating results and reputation could be adversely affected.

The injectable pharmaceutical products markets are highly competitive, and if we are unable to compete successfully, our revenue will decline and our business will be harmed.

The markets for injectable pharmaceutical products are highly competitive, rapidly changing and undergoing consolidation. Abraxane® competes, directly or indirectly, with the primary taxanes in the market place, including Bristol-Myers Squibb’s Taxol® and its generic equivalents and Sanofi-Aventis’ Taxotere® and other cancer therapies. Many pharmaceutical companies have developed and are marketing, or are developing, alternative formulations of paclitaxel and other cancer therapies that may compete directly or indirectly with Abraxane®. In addition, Abraxane currently competes with other cytotoxic agents outside of the taxane class such as capecitabine, gemcitabine, ixabepilone and navelbine. Many of our competitors have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than we do. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, receive greater resources and support for their products, initiate or withstand substantial price competition, more readily take advantage of acquisition or other opportunities, or otherwise more successfully market their products.

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

Future or existing patents issued to third parties may contain claims that conflict with our products. We may be subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future with respect to Abraxane®, products that we may develop or products that we may license. We are in the process of appealing the jury ruling in the patent infringement lawsuit with Élan Pharmaceutical Int’l Ltd. See “Item 3—Legal Proceedings”. Litigation or interference proceedings could force us to:

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

The strategy to license rights to or acquire and commercialize proprietary, biological injectable or other specialty injectable products may not be successful and we may never receive any return on our investment in these products.

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

The marketing strategy, distribution channels and levels of competition with respect to any licensed or acquired product may be different from those of Abraxane® and we may not be able to compete favorably in any new product category.

We may become subject to federal or state false claims or other similar litigation brought by private individuals and the government.

The Federal False Claims Act (and equivalent state statutes) allows persons meeting specified requirements to bring suit alleging false or fraudulent Medicare or Medicaid claims and to share in any amounts paid to the government in fines or settlement. These suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines and/or be excluded from Medicare and Medicaid programs. False claims litigation can lead to civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded health programs. Other alternate theories of liability may also be available to private parties seeking redress for such claims. A number of parties have brought claims against numerous pharmaceutical manufacturers, and we cannot be certain that such claims will not be brought against us, or if they are brought, that such claims might not be successful.

We may need to change our business practices to comply with changes to, or may be subject to charges under, the fraud and abuse laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the federal Anti-Kickback Statute and its various state analogues, the federal and state False Claims Act and additional marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs such as Medicare and Medicaid. We may have to change our advertising and promotional business practices, or our existing business practices could be challenged as unlawful due to changes in laws, regulations or rules or due to administrative or judicial findings, which could materially adversely affect our business.

We face uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Effective January 1, 2006 in the U.S., we received a unique reimbursement “J” code for Abraxane® from the Centers for Medicare and Medicaid Services. That code allows providers to bill Medicare for the use of Abraxane®. We believe that most major insurers reimburse providers for Abraxane® use consistent with the FDA-approved indication, which we believe is consistent with the reimbursement practices of major insurers for other drugs containing paclitaxel for the same indication. However, reimbursement by such payors is presently undergoing reform, and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products. There is possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare, the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries.

Medicare, Medicaid and other governmental reimbursement legislation or programs govern drug coverage and reimbursement levels in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. For Abraxane® and any other proprietary products that are marketed and sold under new drug applications, manufacturers are required to rebate the greater of (a) 15.1% of the average manufacturer price or (b) the difference between the average manufacturer price and the lowest manufacturer price for products sold during a specified period.

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

In recent years, several states, including California, Vermont, Maine, Minnesota, Nevada and West Virginia, in addition to the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. We are continuing to assess our compliance with these state laws. A failure to act in full compliance with these laws, could result in enforcement action and fines and other penalties and adverse publicity, all of which could harm our business.

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

We depend heavily on the principal members of our management and research and development teams, including Dr. Patrick Soon-Shiong, Executive Chairman, and Bruce J. Wendel, Chief Executive Officer. Each of the members of the executive management team is employed “at will.” The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

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

As part of our business strategy and growth plan, we continue to evaluate international expansion opportunities as we obtain regulatory approvals to market our Abraxane® and other product candidates in foreign countries, including countries in the European Union and Asia. Expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise harm our business. In addition, international operations are subject to risks, including:

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

Under the terms of the tax allocation agreement, we agreed to indemnify APP against all tax liabilities to the extent they relate to the proprietary products business, and APP agreed to indemnify us against all tax liabilities to the extent they relate to the hospital-based products business. The tax allocation agreement also generally allocates between us and APP any liability for taxes that may arise in connection with the distribution. In September 2008, APP entered into a merger agreement with Fresenius Kabi, a subsidiary of Fresenius SE. Pursuant to the merger agreement, Fresenius acquired all of the outstanding common stock of APP. Pursuant to the tax allocation agreement and the merger agreement, APP received a tax opinion, in form and substance reasonably acceptable to us, that the acquisition should not affect the qualification of the distribution under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code and the nonrecognition of gain to APP in the distribution. Under the terms of the tax allocation agreement, we are generally liable for, and are required to indemnify APP against, any tax liability arising as a result of the distribution failing to qualify for tax-free treatment unless, notwithstanding such tax opinion, such tax liability is imposed as a result of an acquisition of APP, including the acquisition of APP by Fresenius, or certain other specified acts of APP.

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

The manufacture of pharmaceutical products is highly exacting and complex, due in part to strict regulatory requirements and standards that govern both the manufacture of a particular product and the manufacture of these types of products in general. Problems may arise during their manufacture due to a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to loss of the cost of raw materials and components used and lost revenue. If such problems are not discovered before the product is released to the market, recall costs may also be incurred. Under the terms of the manufacturing agreement, we have the final responsibility for release of the products manufactured pursuant to the manufacturing agreement and will bear all expenses in connection with any recall of products, unless the recall is a result of APP’s gross negligence, bad faith, intentional misconduct or intentional breach, in which case APP would bear all costs and expenses related to such product recall, subject to the $100 million limit on liability under the manufacturing agreement. To the extent APP encounters difficulties or problems with respect to the manufacture of our pharmaceutical products, including Abraxane®, this may be detrimental to our business, operating results and reputation.

Risks Related To An Investment In Our Common Stock

Our executive chairman and entities affiliated with him collectively own a significant percentage of our common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

Our executive chairman and entities affiliated with him collectively own approximately 82% of our outstanding common stock. Accordingly, they have the ability to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of significant corporate transactions such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent our stockholders from receiving a premium in such a transaction. This significant concentration of stock ownership may adversely affect the market for and trading price of our common stock if investors perceive that conflicts of interest may exist or arise.

Substantial sales of our common stock could depress the market price of our common stock.

All of the shares of our common stock issued in connection with the separation, other than shares issued to our affiliates, are eligible for immediate resale in the public market. Although shares issued to our affiliates are not immediately freely tradable, we have granted registration rights to the former ABI shareholders, including our executive chairman. Under the registration rights agreement, the former ABI shareholders will have the right to require us to register all or a portion of the shares of our common stock they received in connection with the separation. In addition, the former ABI shareholders may require us to include their shares in future registration statements that we file and our executive chairman may require us to register shares for resale on a Form S-3 registration statement. 2,000,000 shares of our common stock held by our executive chairman have been registered on the registration statement on Form S-3 that was declared effective by the SEC on July 2, 2009. Upon registration, the registered shares generally will be freely tradeable in the public market without restriction. However, in connection with any underwritten offering, the holders of registrable securities will agree to lock up any other shares for up to 90 days and will agree to a limit on the maximum number of shares that can be registered for the account of the holders of registrable securities under so-called “shelf” registration statements. Substantial sales of our shares, or the perception that such sales might occur, could depress the market price for our shares. Our executive chairman and entities affiliated with him beneficially own over 82% of our outstanding common stock.

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

We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our executive chairman (who with members of his immediate family and entities affiliated with him beneficially own approximately 82% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively. These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We operate various facilities in the United States, Puerto Rico and Canada, which have an aggregate size of approximately 1.2 million square feet. We believe that our existing facilities are sufficient to meet our expected needs. The location and uses of our principal facilities as of December 31, 2009 were as follows:

Location	Use	Own/ Lease	Lease Expiration	Approximate Square Feet
Los Angeles, CA	Principal executive office	Lease	November 2017	60,900
Marina Del Rey, CA	Research & regulatory affairs	Lease	August 2011	50,700
Bridgewater, NJ	Administration	Lease	September 2011	33,000
Elk Grove Village, Illinois	Warehouse	Own	—	90,000
Melrose Park, Illinois(1)	Manufacturing	Own	—	122,000
Melrose Park, Illinois(2)	Research and development and warehouse	Own	—	147,000
Grand Island, New York(3)	Manufacturing	Lease	December 2011	5,700
Phoenix, Arizona	Manufacturing	Own	—	200,000
Barceloneta, Puerto Rico(4)	Manufacturing	Own	—	90,000
Durham, North Carolina	Clinical trial management	Lease	April 2016	36,000
Auburn, California	Research and development	Lease	April 2010	12,800
Ontario, Canada	Administration	Lease	October 2013	13,600
George, South Africa(5)	Research and development	Lease	November 2011	6,500
Oelwein, Iowa	Manufacturing	Own	—	48,500
Costa Mesa, California	Research and development	Own	—	180,000
Elk Grove Village, Illinois	Manufacturing	Own	—	60,100

				1,156,800

(1)	For the length of the applicable lease, the manufacturing facility in Melrose Park has been leased to APP, and APP has agreed to provide certain contract manufacturing services to us in accordance with the terms of the manufacturing agreement.
(2)	We have leased approximately 71,000 square feet of our warehouse space located at this Melrose Park facility to APP for a term initially expiring in December 2011. We have also leased approximately 48,000 square feet of our research and development space located at this Melrose Park facility to APP for a term expiring in December 2010.
(3)	We have leased from APP a portion of APP’s Grand Island, New York manufacturing facility to enable us to perform our responsibilities under the manufacturing agreement for its term. The initial term of the manufacturing agreement will expire on December 31, 2011, but the term of the manufacturing agreement will be automatically extended for one year if either APP exercises its option to extend the lease for our Melrose Park manufacturing facility for an additional year or we elect to exercise our option to extend the lease for APP’s Grand Island manufacturing facility for an additional year.
(4)	APP’s Puerto Rico facility was divided into two separate facilities, and we took ownership of one part of the facility. The portion of the Puerto Rico facility owned by us following the separation is the 90,000 square foot active pharmaceutical ingredients manufacturing plant currently leased to Pfizer for a term expiring in February 2012. Pfizer vacated the premises in December 2009 and did not incur any penalty for the early termination of the lease.
(5)	Through our wholly-owned subsidiary, Shimoda Biotech (Pty) Limited, we also lease approximately 250 square feet of office space in Port Elizabeth, South Africa under a lease expiring in July 2010.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 annual meeting of stockholders was held on December 10, 2009.

(a)	Our stockholders voted as follows with respect to elect six directors to serve until our next annual meeting of stockholders or until their successors are duly elected and qualified:

DIRECTORS	FOR	Authority Withheld
Patrick Soon-Shiong, M.D.	35,502,994	3,872,305
Leon O. Moulder, Jr. (1) .	39,162,384	212,915
Kirk K. Calhoun	35,887,674	3,487,625
Stephen D. Nimer, M.D.	35,522,029	3,853,270
Leonard Shapiro	35,887,524	3,487,775
David S. Chen, Ph.D.	35,522,833	3,852,466

(1)	Leon Moulder resigned on January 27, 2010.

(b)	Our stockholders voted as follows with respect to a proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2009.

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
39,369,502	5,070	727	-0-

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed and traded on The NASDAQ Global Market under the symbol “ABII.” Regular-way trading of our common stock commenced on November 14, 2007, the day after our separation from Old Abraxis. The following table sets forth the prices for our common stock as reported by NASDAQ for fiscal years 2009 and 2008:

	2009 Price Per Share		2008 Price Per Share
For the quarter ended:	High	Low	High	Low
March 31	$73.98	$42.40	$69.00	$53.00
June 30	$57.60	$35.25	$69.91	$58.33
September 30	$39.90	$24.52	$78.95	$59.03
December 31	$43.00	$31.20	$74.50	$46.28

As of February 26, 2010, there were approximately 68 stockholders of record of our common stock and the closing price of our stock as reported by NASDAQ on that date was $32.35.

Dividend Policy

We have never declared or paid a cash dividend and we have no current intention of paying cash dividends. We currently anticipate that we will retain future earnings to support our growth strategy. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2009.

Securities Authorized for Issuance under Equity Compensation Plans

Please see Part III, Item 12 of this Annual Report on Form 10-K for disclosure relating to our equity compensation plans. Such information is incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders.

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

Abraxis BioScience, Inc.

NASDAQ Pharmaceutical Index

NASDAQ Stock Market (U.S. Index)

Item 6. SELECTED FINANCIAL DATA

We derived the following selected consolidated and combined financial data for the five years ended December 31, 2009 from our audited consolidated and combined financial statements. You should read the data in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated and combined financial statements, related notes and other financial information included herein. Historical results of operations and financial position are not necessarily indications of the results that may be expected in future periods.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated and Combined Statement of Operations Data:
Abraxane revenue	$314,545	$335,631	$324,692	$174,906	$133,731
Other revenue	44,505	9,678	8,994	7,381	1,944

Net revenue	359,050	345,309	333,686	182,287	135,675
Cost of sales	63,665	39,068	34,450	21,183	24,066

Gross profit	295,385	306,241	299,236	161,104	111,609
Operating expenses:
Research and development	154,615	98,976	85,424	63,073	50,121
Selling, general and administrative	200,734	221,418	233,324	119,462	69,239
Reacquisition costs	—	158,909	—	—	—
Litigation costs	—	57,635	—	—	—
Acquired in-process research and development	—	13,900	—	83,447	—
Impairment charge	13,999	9,214	—	—	—
Amortization of intangible assets	39,782	39,429	38,615	27,349	—
Merger related costs	—	—	—	16,722	—

Total operating expenses	409,130	599,481	357,363	310,053	119,360

Loss from operations	(113,745)	(293,240)	(58,127)	(148,949)	(7,751)
Equity in net income of unconsolidated entities	2,090	908	3,771	2,776	1,843
Interest income	3,052	18,809	4,990	399	287
Other income (expense)	1,255	(5,186)	(190)	(4,741)	(6,563)

Loss before income taxes	(107,348)	(278,709)	(49,556)	(150,515)	(12,184)
(Benefit) provision for income taxes	(2,580)	(1,938)	(7,952)	(25,964)	478

Net loss	$(104,768)	$(276,771)	$(41,604)	$(124,551)	$(12,662)

Net loss attributable to noncontrolling interest	$(1,652)	$—	$—	$—	$—

Net loss attributable to common shareholders	$(103,116)	$(276,771)	$(41,604)	$(124,551)	$(12,662)

Basic and diluted net loss per common share	$(2.57)	$(6.91)	$(1.04)	$(3.11)	$(0.32)

Weighted-average common shares outstanding(1):
Basic	40,100	40,032	39,991	39,990	39,990

Diluted	40,100	40,032	39,991	39,990	39,990

Consolidated balance sheet data:
Working capital	$192,747	$386,148	$735,181	$25,093	$55,232
Total assets	1,068,380	1,438,584	1,502,255	764,783	179,080
Total debt	—	—	—	—	190,000
Total equity (deficit)	846,265	929,472	1,197,387	459,021	(65,644)
Other data:
Cash flow (used in) provided by operating activities	$4,488	$(315,468)	$(2,893)	$170,870	$(22,272)
Purchases of property plant and equipment	(94,473)	(43,729)	(40,581)	(64,431)	(17,212)
Cash flow provided by (used in) financing activities	(561)	2,360	752,082	(94,398)	40,728

(1)	As of the completion of the separation on November 13, 2007, we had 40.0 million common shares outstanding. The same number of shares is being used for both diluted earnings per share and basic earnings per share for all periods prior to the separation date. All potentially dilutive employee stock awards were excluded from the computation of diluted loss per common share for all periods as the effect on net loss per share was anti-dilutive.

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

We are dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients safer and more effective treatments for cancer and other critical illnesses. Our portfolio includes the world’s first and only protein-based nanoparticle chemotherapeutic compound (Abraxane®), which is based on our proprietary tumor targeting technology known as the nab® technology platform. This nab® technology platform is the first to exploit the tumor’s biology against itself, taking advantage of an albumin-specific, receptor-mediated transport system and allowing the delivery of a drug from the vascular space across the blood vessel wall to the underlying tumor tissue. Abraxane® is the first clinical and commercial validation of our nab® technology platform. From the discovery and research phase to development and commercialization, we are committed to rapidly enhancing our product pipeline and accelerating the delivery of breakthrough therapies that will transform the lives of patients who need them.

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

Proposed 2010 Spin-Off

In January 2009, we announced that our board of directors approved a plan to spin-off a newly-formed subsidiary Abraxis Health, Inc. as a new independent, stand-alone company holding our drug discovery, manufacturing and development business. We currently anticipate the spin-off will be completed in 2010. If the spin-off occurs, our stockholders would own (i) shares of Abraxis Health and (ii) shares of our common stock, and we would continue to operate our existing business, excluding the drug discovery, manufacturing and development business to be held by Abraxis Health. In connection with the proposed spin-off, Abraxis Health would enter into several agreements with us related to, among other things, manufacturing, transition services, licensing, tax allocations and a number of ongoing commercial relationships.

The proposed spin-off is subject to, among other things, final approval by our board of directors and the effectiveness of the registration statement registering the common stock of Abraxis Health to be distributed to our stockholders in connection with the spin-off. Our board of directors, in its sole discretion and for any reason or no reason at all, may amend, modify or abandon the proposed spin-off without liability at any time prior to the time the spin-off is completed. Approval by our stockholders is not required as a condition to the consummation of the proposed spin-off. In connection with the proposed spin-off, Abraxis Health filed a registration statement on Form 10 with the SEC on August 4, 2009, that was withdrawn on August 12, 2009. Abraxis Health plans to file a new Form 10 registration statement, and stockholders are urged to read it, including any amendments or supplements thereto, carefully when available because it will contain important information about the proposed spin-off.

2007 Separation

On November 13, 2007, Old Abraxis was separated into two independent publicly-traded companies: one holding the former Abraxis Pharmaceutical Products business, or the hospital-based business; and our company, which holds the former Abraxis Oncology and Abraxis Research businesses, or the proprietary business, which we refer to as the “2007 Separation”. In connection with the separation, we changed our name from New Abraxis, Inc. to Abraxis BioScience, Inc. (and the hospital-based business is operated under the name APP Pharmaceuticals).

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

RESULTS OF OPERATIONS

Overview

The following table sets forth the results of our operations for each of the three years ended December 31, 2009, and forms the basis for the following discussion of our operating activities:

				Change Favorable (Unfavorable)
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
	(in thousands, except per share data)
Consolidated and combined statements of operations data:
Revenue:
Abraxane	$314,545	$335,631	$324,692	$(21,086)	(6)%	$10,939	3%
Other	44,505	9,678	8,994	34,827	360%	684	8%

Net revenue	359,050	345,309	333,686	13,741	4%	11,623	3%
Cost of sales	63,665	39,068	34,450	(24,597)	(63)%	(4,618)	(13)%

Gross profit	295,385	306,241	299,236	(10,856)	(4)%	7,005	2%
Operating expenses:
Research and development	154,615	98,976	85,424	(55,639)	(56)%	(13,552)	(16)%
Selling, general and administrative	200,734	221,418	233,324	20,684	9%	11,906	5%
Reacquisition costs	—	158,909	—	158,909	100%	(158,909)	—
Litigation costs	—	57,635	—	57,635	100%	(57,635)	—
Acquired in-process research and development	—	13,900	—	13,900	100%	(13,900)	—
Impairment charge	13,999	9,214	—	(4,785)	(52)%	(9,214)	—
Amortization of intangible assets	39,782	39,429	38,615	(353)	(1)%	(814)	(2)%

Total operating expense	409,130	599,481	357,363	190,351	32%	(242,118)	(68)%

Loss from operations	(113,745)	(293,240)	(58,127)	179,495	61%	(235,113)	(404)%
Equity in net income of unconsolidated entities	2,090	908	3,771	1,182	130%	(2,863)	(76)%
Interest income	3,052	18,809	4,990	(15,757)	(84)%	13,819	277%
Other income (expense)	1,255	(5,186)	(190)	6,441	124%	(4,996)	(2629)%

Loss before income taxes	(107,348)	(278,709)	(49,556)	171,361	61%	(229,153)	(462)%
Benefit for income taxes	(2,580)	(1,938)	(7,952)	642	33%	(6,014)	(76)%

Net loss	$(104,768)	$(276,771)	$(41,604)	$172,003	62%	$(235,167)	(565)%
Net loss attributable to noncontrolling interest	$(1,652)	$—	$—	$1,652	—	$—	—
Net loss attributable to common shareholders	$(103,116)	$(276,771)	$(41,604)	$173,655	63%	$(235,167)	(565)%

Basic and diluted loss per common share	$(2.57)	$(6.91)	$(1.04)

Weighted-average common shares outstanding:
Basic	40,100	40,032	39,991
Diluted	40,100	40,032	39,991

Operating Results

Net Revenue

Net revenue for the year ended December 31, 2009 increased $13.7 million, or 4.0%, to $359.0 million as compared to $345.3 million in 2008. Included in net revenue for the year ended December 2008 was $36.4 million of recognized deferred revenue associated with the co-promotion agreement with AstraZeneca (“Co-Promotion Agreement”), which was terminated effective January 2009.

Abraxane® revenue for the year ended December 31, 2009 decreased $21.1 million, or 6.3%, to $314.5 million as compared to $335.6 million in 2008, primarily due to the elimination of the recognized deferred revenue related to the Co-Promotion Agreement. Excluding the recognition of the deferred revenue associated with the Co-Promotion Agreement, Abraxane® revenue for the year ended December 31, 2009 increased $15.2 million to $314.5 million compared to $299.3 million for the same period in 2008. The increase in Abraxane® revenue was driven by incremental revenue from the global expansion into China, Australia and the European Union and higher average net selling price from sales within the United States. Abraxane® revenue represented 87.6% of net revenue for the year ended December 31, 2009 as compared to 97.2% in 2008.

Other revenue increased $34.8 million to $44.5 million as compared to $9.7 million for the same period in 2008 due primarily to raw material product sales of $32.5 million, which began in 2009. Revenue from contract manufacturing contributed an additional increase of $2.3 million.

Net revenue for the year ended December 31, 2008 increased $11.6 million, or 3.5%, to $345.3 million as compared to $333.7 million in 2007. Included in net revenue for the year ended December 31, 2008 was $39.5 million of recognized deferred revenue relating to the Co-Promotion Agreement and the license agreements with Taiho and Green Cross as compared to $39.4 million for the year ended December 31, 2007.

Abraxane® revenue for the year ended December 31, 2008 increased $10.9 million to $335.6 million as compared to $324.7 million in 2007. The increase was primarily the result of a price increase and increased unit sales of Abraxane®. Excluding the recognition of deferred revenue relating to the Co-Promotion Agreement, total Abraxane® revenue for the year ended December 31, 2008 increased $10.9 million, or 3.8%, to $299.3 million compared to $288.3 from the prior year. Abraxane® revenue represented 97.2% of net revenue for the year ended December 31, 2008 as compared to 97.3% in 2007.

Other revenue increased to $9.7 million in 2008 from $9.0 million in 2007, primarily due to higher management fees revenue from our Melrose Park manufacturing and R&D facilities, and service revenue from our Phoenix plant, partially offset by lower licensing revenues due to a milestone payment received in 2007.

Gross Profit

Gross profit for the year ended December 31, 2009 was $295.4 million, or 82.3% of net revenue, as compared to $306.2 million, or 88.7% of net revenue, for the same period in 2008. The decrease in gross margin as a percentage of net revenue was due primarily to the elimination of deferred revenue recognized from the Co-Promotion Agreement, higher volume of sales of raw material products, a voluntary recall initiated on certain lots of Abraxane® and increased sales of Abraxane® outside the United States.

Gross profit for the year ended December 31, 2008 was $306.2 million as compared to $299.2 million in 2007. Included in gross profit was the recognition of $36.4 million in each of 2008 and 2007 of deferred revenue under the Co-Promotion Agreement. Excluding the recognized deferred revenue from the Co-Promotion Agreement, gross profit as a percentage of net revenue for the year ended December 31, 2008 was 87.3% versus 88.4% in 2007. The decrease in gross margin percentage over the same period of 2007 was primarily due to a milestone payment received in 2007, increased sales of lower margin products associated with our contract manufacturing in Phoenix, offset partially by a pricing increase of Abraxane® in 2008.

Research and Development

Research and development expense for the year ended December 31, 2009 increased $55.6 million, or 56.2%, to $154.6 million as compared to $99.0 million in 2008. Spending on Phase III clinical trials for non-small cell lung cancer, pancreatic cancer and melanoma accounted for a majority of the increase. The remainder of the increase was attributable to investments in early stage discovery and other research and development projects.

Research and development expense for the year ended December 31, 2008 increased $13.6 million, or 15.9%, to $99.0 million as compared to $85.4 million in 2007. The increase was primarily due to increased investments in research and development companies, and increased spending in clinical and investigator sponsored studies, offset partially by reductions in stock compensation expense.

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

The estimation of completion dates or costs to complete our research and development projects would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biotechnology products. These risks could include (i) significant changing government regulation, (ii) the uncertainty of future preclinical and clinical study results, (iii) uncertainties associated with developing biotechnology products and (iv) uncertainties associated with process development and manufacturing. Our research and development expenses can vary from period to period given the rate at which clinical trial materials are acquired and utilized and the rate at which we are successful in enrolling suitable patients. The following table summarizes our research and development expenses for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Discovery	$20,216	$14,675	$11,918
Drug development	38,567	29,808	24,044
Clinical trials	65,291	28,795	24,093
Other research and development	30,541	25,698	25,369

	$154,615	$98,976	$85,424

Selling, General and Administrative

Selling, general and administrative expense for the year ended December 31, 2009 decreased $20.7 million to $200.7 million, or 55.9% of net revenue, from $221.4 million, or 64.1% of net revenue in 2008. The reacquisition of Abraxane® marketing rights in the United States yielded savings due to the elimination of costs associated with the Co-Promotion Agreement. The decrease was partially offset by increased investments in the global expansion of Abraxane® primarily in China and the European Union, and increased spending on U.S. sales and marketing.

Selling, general and administrative expense for year ended December 31, 2008 decreased $11.9 million to $221.4 million, or 64.1% of net revenue, from $233.3 million, or 69.9% of net revenue in 2007. The decrease was primarily the result of a legal charge taken in 2007, and overall lower domestic expenditures of marketing expenses including costs associated with the sharing provisions of the Co-Promotion Agreement. Partially offsetting the decrease in selling, general and administrative expense was increased international spending with the launch of Abraxane®, additional administration costs associated with the 2007 Separation from APP Pharmaceutical, and expenses related to the preparation for the spin-off of Abraxis Health.

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

Litigation Costs

On June 13, 2008, a jury ruled that we infringed upon one of Élan’s patents, which runs until 2011, and awarded Élan $55.2 million in damages for sales of Abraxane® through the judgment date. We have filed various post-trial motions and are appealing the jury ruling (See Note 13 – Contingencies to the consolidated financial statements for further discussion). For the year ended December 31, 2008, we expensed $57.6 million for this matter including interest expense.

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

Impairment Charge

We assess for potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. A long-lived asset is impaired when the carrying value of the asset is determined not to be recoverable and the carrying amount exceeds the asset’s fair value. For the year ended December 31, 2009, we recorded an impairment charge of $14.0 million on property, plant and equipment for which the intended use had changed. For the year ended December 31, 2008, we recognized an impairment charge $9.2 million as a result of an anticipated sale of certain property, plant and equipment.

Amortization of Intangible Assets

Amortization of intangibles assets totaled $39.8 million, $39.4 million and $38.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, and included $31.5 million in each of the years for amortization associated with the U.S. rights to Abraxane®. The increase in 2008 amortization of intangible assets from 2007 relates to incremental amortization associated with the acquisition of Shimoda Biotech and Platco Technologies in April 2008.

Equity in Net Income of Unconsolidated Entities

Income from equity investments accounted for under the equity method for the years ended December 31, 2009, 2008 and 2007 was $2.1 million, $0.9 million and $3.8 million, respectively. For the year ended December 31, 2009, our income from equity method investments consisted of $2.3 million from Drug Source Company, LLC offset by losses from other investments acquired during the fourth quarter of 2009. Drug Source Company was our only equity method investment in 2008 and 2007.

Other Non-Operating Items

Interest income in 2009 consisted primarily of interest earned on invested cash and notes receivables. Interest income decreased $15.8 million compared to 2008 primarily due to lower investment balances and lower interest rates. Interest income in 2008 was $18.8 million compared to $5.0 million in 2007. The increase in interest income in 2008 of $13.8 million was primarily due to a full year’s interest income in 2008 versus only one and one-half months of interest income in 2007.

Other expense was higher in 2008 primarily due to other than temporary losses of $5.1 million recognized on marketable securities whose values were determined to be impaired.

Provision for Income Taxes

At December 31, 2009, we were in a net deferred tax liability position. Management believes it is likely that a portion of the deferred tax assets will not be realized. Therefore, we recorded a valuation allowance of $131.4 million against ending deferred assets. For 2009, we reported an income tax benefit of $2.6 million on a pre-tax loss from continuing operations of $107.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following tables summarize key elements of our financial position and sources and (uses) of cash and cash equivalents as of:

	December 31,
	2009	2008	2007
	(in thousands)
Summary Financial Position
Cash and cash equivalents	$203,312	$306,390	$705,125
Cash collateral for reacquisition of agreement	—	300,631	—
Working capital	192,747	386,148	735,181
Total assets	1,068,380	1,438,584	1,502,255
Total equity	846,265	929,472	1,197,387

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Summary of (Uses) and Sources of Cash and Cash Equivalents:
Operating activities	$4,488	$(315,468)	$(2,893)
Purchases of property, plant and equipment	(94,473)	(43,729)	(40,581)
Purchases of debt securities	(4,740)	(9,147)	—
Purchase of other equity investments	(10,691)	(15,097)	(150)
Purchases of other assets	(125)	—	(4,174)
Purchase of warrants and investment rights	(260)	(2,591)	—
Proceeds from sale of subsidiary	2,046	—	—
Proceeds from sale of marketable securities	3,677	—	—
Cash paid for acquisition, net of cash acquired	(2,640)	(14,998)	—
Financing activities	(561)	2,360	752,082

(Uses) and Sources of Cash

Operating Activities

Net cash provided by operating activities was $4.5 million for year ended December 31, 2009 compared to net cash used in operating activities of $315.5 million for the same period in 2008, resulting in a $320.0 million increase in cash provided by operations. This increase was primarily due to $300.6 million in cash used to pay for letters of credits in 2008 to secure future payments under the agreement to reacquire the exclusive rights to market Abraxane® in the United States. An increase in accounts payable in 2009 also caused an increase in cash provided by operating activities. These increases were partially offset by an increase in accounts receivable in 2009.

Net cash used in operating activities was $315.5 million for the year ended December 31, 2008 compared to cash used in operating activities of $2.9 million in 2007. The increase in cash used in operations of $312.6 million was primarily due to cash collateral set aside for the $268.0 million payment to reacquire the exclusive rights to market Abraxane® in the United States and estimated remaining payments under the Co-Promotion Agreement of $18 million. Cash outflow for prepaid expenses, accounts payable and accrued expenses accounted for additional increases in cash used for operating activities. The uses of cash were partially offset by cash provided from decreases in accounts receivable, inventory and higher interest income earned on our cash balance in 2008.

Investing Activities

Our investing activities have included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and to acquire various intellectual property rights and to make other investments.

Net cash used for the acquisition of property, plant and equipment for the year ended December 31, 2009, 2008 and 2007 totaled $94.5, $43.7 million and $40.6 million, respectively. The expenditures in 2009 related primarily to the purchase of our Costa Mesa research facility and the modernization of our Melrose Park, Illinois and Phoenix, Arizona manufacturing facilities. Net cash paid for acquisition of $2.6 million related to net milestone payments for Shimoda Biotech (Pty) Ltd and Platco Technologies (Pty) Ltd. Additionally, we made investments in various entities for $10.7 million and purchased notes receivable of $4.7 million. In 2009, we also had proceeds from the sale of marketable securities of $3.7 million and proceeds of $2.0 million from the sale of our subsidiary in Barbengo, Switzerland.

In 2008, we purchased $19.7 million in marketable securities, which included $5.2 million for our investments in ProMetic Life Sciences, Inc., $5.4 million in other equity marketable securities and $9.1 million in debt marketable securities. Additionally, in 2008, we purchased $2.6 million in warrants and investment rights and $4.5 million in other investments. We acquired 100% of the equity of both Shimoda Biotech (Pty) Ltd and Platco Technologies (Pty) Ltd. for $15.1 million.

Net cash used for the acquisition of product license rights and other non-current assets totaled $4.1 million for the year ended December 31, 2007.

Financing Activities

Net cash used by financing activities for the year ended December 31, 2009 included the purchase of treasury stock and cash received upon the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2008 represented cash received upon the exercise of stock options.

Sources of Financing and Capital Requirements

Our primary source of liquidity has been cash from operations and the $700 million cash contribution we received in connection with our separation from APP Pharmaceuticals, Inc. in November 2007. In connection with the proposed spin-off of Abraxis Health, we plan to contribute a portion of our cash balance to Abraxis Health as well as provide a secured credit facility to Abraxis Health. We believe our cash and cash equivalents on hand, together with any cash generated from operations, will be sufficient to finance our operations and our obligations under the proposed secured credit facility for at least the next twelve months. In the event we engage in future acquisitions or significant capital projects or significantly reduce our available cash resources in connection with the proposed spin-off of Abraxis Health, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Accordingly, the table below excludes contractual obligations relating to milestones and royalty payments due to third parties contingent upon certain future events. Such events could include, but are not limited to, development milestones, regulatory approvals, and product sales. The following information summarizes our contractual obligations and other commitments as of December 31, 2009:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Unconditional purchase obligations	$269,565	$52,536	$85,151	$65,016	$66,862
Operating lease obligations	26,790	10,333	9,087	5,288	2,082
Other long term obligations	12,054	8,306	3,748	—	—

Total contractual cash obligations	$308,409	$71,175	$97,986	$70,304	$68,944

Collaborative Agreements and Other Licensing Obligations

We have entered into various collaborative agreements under which we have agreed to provide funding to academic and clinical trial organizations of up to $53.8 million for research and other projects over a period of time of up to five years. Although we cannot predict the timing, we generally can control the timing and amount of spending as the projects require our approval in advance of funding.

Clinical Trial and Other Commitments

We have entered into various clinical trial agreements with third parties for the management, planning and execution of clinical trials. These agreements generally include milestone payments based on the number of patients enrolled in the clinical study. If all milestones in these agreements were achieved, related milestone commitments to be paid by us in 2010 through 2014 would approximate $83.0 million. In addition, we own a library of natural drug discovery soil samples and related strains acquired from around the world, which is intended for use in the discovery of new chemical entities. We are committed to paying up to $4.2 million upon the achievement of certain milestones related to this library.

Off-Balance Sheet Arrangements

We provide irrevocable standby letters of credits to secure our obligations under certain lease agreements and other obligations. These standby letters of credit are generally for a term of one-year or less and may be extended to match the term of our obligation. As of December 31, 2009 and 2008, we had outstanding letters of credits of $3.1 million and $3.8 million, respectively. In 2008, in connection with the reacquisition of the exclusive rights to market Abraxane® in the U.S. (see Item 8—Financial Statements and Supplementary Data, Note 4—Acquisitions and Other Transactions for further details), we issued $286.0 million in irrevocable standby letters of credit to secure the future payments under the termination agreement. These letters of credits were collateralized by $300.6 million of our cash balance, which was included in “Cash collateral for reacquisition of agreement” in the balance sheet as of December 31, 2008. In March 2009, we made the final payments under the agreement and were released from our obligation to maintain the cash collateral.

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

Revenue Recognition

Abraxane® Revenue Recognition

We recognize revenue from the sale of a product when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, customer or Medicaid rebates, product returns and customer credits and cash discounts. Our methodology used to estimate and provide for these sales provisions was consistent across all periods presented. Accruals for sales provisions are presented in our consolidated financial statements as a reduction of net revenue and accounts receivable and, for customer or Medicaid rebates, an increase in accrued liabilities. Our sales provisions totaled $41.0 million, $32.8 million and $30.5 milllion for the years ended December 31, 2009, 2008 and 2007, respectively, and related reserves totaled $13.8 million and $9.2 million at December 31, 2009 and 2008, respectively. The increase in reserves is primarily the result of an increase in performance related rebates. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

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

Our net chargeback reserve totaled $1.4 million and $1.3 million at December 31, 2009 and 2008, respectively. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to what level of their sales are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of our initial sale. As a result, we rely on internal data, external IMS data and management estimates in order to estimate the amount of inventory in the channel subject to future chargeback. The amount of inventory in the channel is comprised of physical inventory at the distributor and that the distributor has yet to report as end user sales. Physical inventory in the channel is determined by the difference between our sales less end user sales as reported by IMS. As IMS data is reported approximately one month after end user sales, the last month of end user sales is determined by a mathematical trend incorporating IMS data for prior months. We estimate yet to be reported end user sales based on a historical average number of days to process charge back activities from the date of the end user sale. We also review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material to our statements of operations. As a proprietary product, Abraxane® does not require significant chargeback reserves.

Rebates, Returns and Credits

Rebates or administrative fees are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a provision for rebates at the time of sale based on the contracted rates and historical redemption rates. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our rebate reserve totaled $9.5 million and $5.5 million at December 31, 2009 and 2008, respectively. Rebates are reflected in the consolidated financial statements as a reduction of net revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return product within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product, relative to related sales and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $1.0 million and $0.7 million at December 31, 2009 and 2008, respectively.

Inventories

Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we considered the market, pricing and demand for competing products, its anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. No inventory held at December 31, 2009 and 2008 was pending regulatory approval.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or our product cost exceeds realizable market value. In instances where inventory is at or approaching expiry, is not expected to be saleable based on our quality and control standards or for which the selling price has fallen below cost a reserve is established. We reserve for any inventory impairment based on the specific facts and circumstances. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we consider the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. Provisions for inventory reserves are reflected in the consolidated and combined financial statements as an element of cost of sales with inventories presented net of related reserves.

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

Stock-Based Compensation

We account for stock based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation, which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. We use the straight-line attribution method to recognize share-based compensation expenses over the applicable vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period. Restricted Stock Units (RSU) granted under the 2001 and 2007 Stock Incentive Plans generally vest ratably over a four-year period, while awards under the RSU II plan generally vested with respect to one half of the units on April 18, 2008 (the second anniversary of the closing of the merger), and the remaining shares generally will vest on April 18, 2010.

To determine stock-based compensation, we use the Black-Scholes option pricing model to estimate the fair value of options granted under equity incentive plans and rights to acquire stock granted under our stock participation plan. Awards under RSU Plan I and RSU Plan II entitle the holders on each vesting date to convert the vested portion of their awards into that number of shares of our common stock equal to the value of the vested portion of the award divided by the lower of (i) the average closing price of our common stock over the three consecutive trading days ending on and including the second full trading day preceding the vesting date and (ii) $66.63 (which is the adjusted price following the separation). Accordingly, compensation expense related to these RSU plans is based on the lower of the market price or $66.63 and is expensed under the liability method in accordance with ASC 718 on a straight-line basis over the applicable vesting period. Compensation expense associated with RSU awards under the 2001 and 2007 Stock Incentive Plans is accounted for under the equity method in accordance with ASC 718.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, we adopted new guidance under FASB ASC 810, Consolidation, relating to the accounting and reporting of noncontrolling interest in a subsidiary. The noncontrolling interest is the portion of equity in a subsidiary not attributable directly or indirectly to a parent. The standard requires the noncontrolling interest to be presented separately from the parent’s equity in the consolidated statements of financial position and statements of shareholders’ equity. Additionally, the consolidated net income attributable to the parent and to the noncontrolling interest is presented separately on the consolidated statements of income. Adoption of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted new guidance under ASC 808-10, Collaborative Arrangement, which defines collaborative arrangements and establishes the reporting requirements for transactions between participants in a collaborative arrangement, and between participants in the arrangement and third parties. A collaborative arrangement is defined as one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. For revenues and costs incurred with third parties in connection with collaborative arrangements, the participant that is deemed to be the principal participant in the transaction shall record that transaction on a gross basis on its financial statements. Payments to or from collaborators are evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements. Activities in arrangements conducted in a separate legal entity are accounted for under other accounting literature, however, required disclosure applies to the entire collaborative agreement. Adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends guidance regarding consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity (the “QSPE”). This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the standard requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This standard is effective for us for interim and annual reporting periods beginning on or after January 1, 2010. We are assessing the impact of this adoption on our consolidated financial statements.

In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The amendments to ASC 820, Measuring Liabilities at Fair Value, provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the specified techniques. These amendments are effective for us beginning October 1, 2009. Adoption of the standard did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. The standard amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The standard also significantly expands the disclosures related to a vendor’s multiple-deliverable arrangement. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily our investments in marketable securities and our debt obligations. Changes in foreign currency exchange rates can affect our operations outside of the United States.

Foreign Currency Risk: We have operations in Canada, the European Union, China and other parts of the world; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a partial hedge. Nonetheless, these foreign operations are presented in our consolidated and combined financial statement in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the subsidiaries functional currency may vary according to currency fluctuations.

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

We are also exposed to equity price risks on marketable equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. We regularly review the market prices of these investments for impairment purposes. For the years ended December 31, 2009 and 2008, we realized other than temporary losses of $3.4 million and $4.7 million, respectively, on available for sale securities whose values, based on market quotation, had declined below their carrying value. No losses were recognized in 2007. As of December 31, 2009 and 2008 our investment in marketable equity securities totaled $6.9 million and $6.2 million, respectively.

Interest Rate Risk: As of December 31, 2009, we had no debt obligations outstanding. Consequently, we have minimal current exposure to changes in interest rates on borrowings.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Abraxis BioScience, Inc.

We have audited the accompanying consolidated balance sheets of Abraxis BioScience, Inc. (formerly known as New Abraxis, Inc.) as of December 31, 2009 and 2008, and the related consolidated and combined statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abraxis BioScience, Inc. at December 31, 2009 and 2008, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interest with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abraxis BioScience, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, California

March 12, 2010

Abraxis BioScience, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$203,312	$306,390
Cash collateral for reacquisition of agreement	—	300,631
Accounts receivable, net of chargebacks of $1,445 in 2009 and $1,258 in 2008 and credit returns of $1,026 in 2009 and $695 in 2008	47,220	37,011
Related party receivable	51	1,915
Inventories	54,209	63,506
Prepaid expenses and other current assets	40,994	33,795
Deferred income taxes	25,510	26,758

Total current assets	371,296	770,006
Property, plant and equipment, net	236,798	166,720
Investments in unconsolidated entities	22,774	10,183
Intangible assets, net of accumulated amortization of $144,908 in 2009 and $105,113 in 2008	144,633	175,291
Goodwill	241,361	241,361
Other non-current assets	51,518	36,196

Total assets	$1,068,380	$1,399,757

Liabilities and equity
Current liabilities:
Accounts payable	$28,577	$39,142
Accrued liabilities	88,723	53,020
Accrued litigation costs	57,635	57,635
Reacquisition payable	—	268,000
Related party payable	334	—
Income taxes payable	142	679
Deferred revenue	3,138	4,209

Total current liabilities	178,549	422,685
Deferred income taxes, non-current	29,507	23,858
Long-term portion of deferred revenue	4,867	8,223
Other non-current liabilities	9,192	15,519

Total liabilities	222,115	470,285
Equity
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; issued and outstanding—40,107,334 shares in 2009 and 40,066,451 shares in 2008	40	40
Additional paid-in capital	1,213,707	1,203,092
Accumulated deficit	(375,805)	(272,689)
Accumulated other comprehensive income (loss)	5,011	(971)

Total stockholders’ equity	842,953	929,472
Noncontrolling interest	3,312	—

Total equity	846,265	929,472

Total liabilities and equity	$1,068,380	$1,399,757

See accompanying notes to consolidated and combined financial statements

Abraxis BioScience, Inc.

Consolidated and Combined Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Abraxane revenue	$314,545	$335,631	$324,692
Other revenue	44,505	9,678	8,994

Net revenue	359,050	345,309	333,686
Cost of sales	63,665	39,068	34,450

Gross profit	295,385	306,241	299,236
Operating expenses:
Research and development	154,615	98,976	85,424
Selling, general and administrative	200,734	221,418	233,324
Reacquisition costs	—	158,909	—
Litigation costs	—	57,635	—
Acquired in-process research and development	—	13,900	—
Impairment charge	13,999	9,214	—
Amortization of intangible assets	39,782	39,429	38,615

Total operating expenses	409,130	599,481	357,363

Loss from operations	(113,745)	(293,240)	(58,127)
Equity in net income of unconsolidated entities	2,090	908	3,771
Interest income	3,052	18,809	4,990
Other income (expense)	1,255	(5,186)	(190)

Loss before income taxes	(107,348)	(278,709)	(49,556)
Benefit for income taxes	(2,580)	(1,938)	(7,952)

Net loss	$(104,768)	$(276,771)	$(41,604)

Net loss attributable to noncontrolling interest	$(1,652)	$—	$—

Net loss attributable to common shareholders	$(103,116)	$(276,771)	$(41,604)

Basic and diluted net loss per common share	$(2.57)	$(6.91)	$(1.04)

The composition of stock-based compensation included above is as follows:
Cost of sales	$231	$252	$1,068
Research and development	4,550	3,997	10,453
Selling, general and administrative	10,294	9,025	10,772

	$15,075	$13,274	$22,293

See accompanying notes to consolidated and combined financial statements

Abraxis BioScience, Inc.

Consolidated and Combined Statements of Equity

Year Ended December 31, 2009, 2008 and 2007

(in thousands)

	Stockholders’ Equity						Non controlling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Parent Company Investment
	Shares	Amount
Balance at January 1, 2007	—	$—	$—	$—	$856	$458,165	$—	$459,021
Net transactions with parent company.	—	—	—	—	—	779,187	—	779,187
Issuance of common stock in connection with separation and related transactions	39,990	40	1,191,626	—	—	(1,191,666)	—	—
Exercise of stock options	3	—	59	—	—	—	—	59
Repurchase of common stock relating to the vesting of restricted units, net	1	—	(9)	—	—	—	—	(9)
Equity-based compensation			785	—	—	—	—	785
Comprehensive (loss) income:
Net loss				4,082	—	(45,686)	—	(41,604)
Unrealized loss on available-for-sale securities, net of tax of $47				—	(368)	—	—	(368)
Foreign currency translation adjustments				—	316	—	—	316

Comprehensive loss								(41,656)

Balance at December 31, 2007	39,994	$40	$1,192,461	$4,082	$804	$—	$—	$1,197,387
Exercise of stock options	46	—	2,360	—	—	—	—	2,360
Net settlement of vested restricted stocks	26	—	(946)	—	—	—	—	(946)
Other			(354)	—	—	—	—	(354)
Equity-based compensation			9,571	—	—	—	—	9,571
Comprehensive (loss) income:
Net loss				(276,771)	—	—	—	(276,771)
Unrealized loss on available-for-sale securities, net of tax of $43				—	(2,883)	—	—	(2,883)
Foreign currency translation adjustments				—	1,108	—	—	1,108

Comprehensive loss								(278,546)

Balance at December 31, 2008	40,066	$40	$1,203,092	$(272,689)	$(971)	$—	$—	$929,472
Exercise of stock options	8		313					313
Net settlement of vested restricted stocks	54		(1,815)					(1,815)
Equity-based compensation			11,921					11,921
Repurchase and retirement of common stock	(21)		(874)					(874)
Noncontrolling interest related to business combination							4,964	4,964
Other			1,070					1,070
Comprehensive (loss) income:
Net loss				(103,116)			(1,652)	(104,768)
Unrealized gain on available for sale securities, net of tax of $2,804					6,937			6,937
Foreign currency translation adjustments					(955)			(955)

Comprehensive loss								(98,786)

Balance at December 31, 2009	40,107	$40	$1,213,707	$(375,805)	$5,011	$—	$3,312	$846,265

See accompanying notes to consolidated and combined financial statements

Abraxis BioScience, Inc.

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(104,768)	$(276,771)	$(41,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,037	13,571	10,443
Amortization of intangible assets	39,782	39,429	38,702
Impairment charges	13,999	9,214	—
Acquired in-process research and development charge	—	13,900	—
Other than temporary loss on marketable securities	3,406	4,658	—
(Gain) loss on derivatives	(3,347)	1,664	—
Stock-based compensation	15,075	13,274	22,293
Deferred income taxes	2,917	(3,457)	(12,981)
Non-cash legal expense	—	—	14,763
Equity in net income of unconsolidated entities	(2,090)	(908)	(3,771)
Gain on sale of marketable securities	(792)	—	—
Gain on sale of subsidiary	(2,667)	—	—
(Gain) loss on disposal of property, plant and equipment	(771)	—	481
Changes in operating assets and liabilities:
Cash collateral for reacquisition of agreement	300,631	(300,631)	—
Accounts receivable, net	(9,844)	6,861	(16,345)
Related party, net	2,198	(6,943)	5,251
Inventories	9,387	10,101	6,444
Prepaid expenses and other current assets	(12,396)	(5,126)	(11,430)
Accounts payable and accrued expenses	16,984	(8,894)	18,210
Accrued litigation costs	—	57,635	—
Reacquisition payable	(268,000)	268,000	—
Deferred revenue	(4,427)	(149,996)	(34,933)
Other non-current assets and liabilities	(7,826)	(1,049)	1,584

Net cash provided by (used in) operating activities	4,488	(315,468)	(2,893)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(2,640)	(14,998)	—
Purchases of property, plant and equipment	(94,473)	(43,729)	(40,581)
Purchase of debt securities	(4,740)	(9,147)	—
Purchase of other equity investments	(10,691)	(15,097)	(150)
Purchase of other assets	(125)	—	(4,174)
Purchase of warrants and investment rights	(260)	(2,591)	—
Proceeds from sale of subsidiary	2,046	—	—
Proceeds from sale of marketable securities	3,677	—	—

Net cash used in investing activities	(107,206)	(85,562)	(44,905)
Cash flows from financing activities:
Proceeds from the exercise of stock options	313	2,360	59
Issuance of restricted stocks	—	—	(9)
Repurchase of common stock	(874)	—	—
Net transactions with parent company	—	—	752,032

Net cash (used in) provided by financing activities	(561)	2,360	752,082
Effect of exchange rates on cash and cash equivalents	201	(65)	316

Net (decrease) increase in cash and cash equivalents	(103,078)	(398,735)	704,600
Cash and cash equivalents, beginning of year	306,390	705,125	525

Cash and cash equivalents, end of year	$203,312	$306,390	$705,125

See accompanying notes to consolidated and combined financial statements

Abraxis BioScience, Inc.

Notes to Consolidated and Combined Financial Statements

December 31, 2009

1. Description of Business

Abraxis BioScience, Inc. (formerly known as New Abraxis, Inc.) is a Delaware corporation that was formed in June 2007. Unless the context requires otherwise, references to “we,” “us” or “our” refer to Abraxis BioScience, Inc. and its subsidiaries, including its operating subsidiary Abraxis BioScience, LLC; references to “APP” refer to APP Pharmaceuticals, Inc. and its subsidiaries, including its operating subsidiary APP Pharmaceuticals, LLC (which we sometimes refer to as “APP LLC”); and references to “Old Abraxis” refer to Abraxis BioScience, Inc. (formerly known as American Pharmaceutical Partners, Inc.) prior to the 2007 separation. We are a biotechnology company, with a marketed product (Abraxane®), global ownership of our proprietary technology platform and clinical pipeline, dedicated nanoparticle manufacturing capabilities for worldwide supply integrated with in-house capabilities, including discovery, clinical drug development, regulatory and sales and marketing.

We own the worldwide rights to Abraxane®, a next-generation, nanometer-sized, solvent-free taxane that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005.

2007 Separation

On November 13, 2007, Abraxis BioScience, Inc. (“Old Abraxis”) was separated into two independent publicly-traded companies: one holding the former Abraxis Pharmaceutical Products business (which is referred to as the “hospital-based business”); and the other holding the former Abraxis Oncology and Abraxis Research businesses (which is referred to as the “proprietary business”). Following the separation, the proprietary business changed its name from New Abraxis, Inc. to Abraxis BioScience, Inc. and the hospital-based business is operated under the name APP Pharmaceuticals, Inc. References to the “separation,” “spin-off” or “2007 separation” refer to the transactions in which the proprietary business and hospital-based business of Old Abraxis were separated into two independent public companies. References to the historical assets, liabilities, products, businesses or activities of our company are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Old Abraxis prior to the separation.

In connection with the separation, stockholders of Old Abraxis as of November 13, 2007 received one share of our company for every four shares of Old Abraxis held as of that date. In addition, in connection with the separation, we entered into a separation and distribution agreement that provided for, among other things, the principal corporate transactions required to effect the separation and other specified terms governing our relationship with APP after the spin-off. We also entered into various agreements with APP, including (i) a transition services agreement pursuant to which we and APP agreed to continue to provide each other with various services on an interim, transitional basis, for periods up to 24 months depending on the particular service; (ii) a manufacturing agreement whereby we and APP agreed to manufacture Abraxane® and certain other products and to provide other manufacturing-related services for a period of four or five years; (iii) an employee matters agreement providing for each company’s respective obligations to employees and former employees who are or were associated with their respective businesses, and for other employment and employee benefit matters; (iv) various real estate leases; (v) a tax allocation agreement, and (vi) a dual officer agreement.

2. Summary of Significant Accounting Policies

Basis of Consolidation and Combination

The accompanying consolidated and combined financial statements reflect the consolidated operations of Abraxis BioScience Inc. and its subsidiaries as an independent, publicly-traded company as of and subsequent to

November 13, 2007 and a combined reporting entity comprising the assets and liabilities that constituted the proprietary business of Old Abraxis for periods prior to November 13, 2007. The consolidated and combined financial statements include the assets, liabilities and results of operations of our wholly-owned and majority-owned operating subsidiaries and variable interest entities in which we are the primary beneficiary. Equity investments in which we have the ability to exercise significant influence over the entities but do not control are accounted for using the equity method. All material intercompany balances and transactions were eliminated in consolidation and combination.

For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. Variable interests are ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. We have an interest in one variable interest entity, DiThera, Inc., and because we are the primary beneficiary, the variable interest entity is consolidated in our financial statements.

The consolidated and combined financial statements for periods prior to and including November 13, 2007 do not necessarily reflect what our consolidated and combined results of operations, financial position, and cash flows would have been had we operated as an independent, publicly-traded company during the periods presented, including changes in our capitalization as a result of the separation and related transactions. To the extent that an asset, liability, revenue, or expense is directly associated with us, it is reflected in the accompanying consolidated and combined financial statements. Certain general corporate overhead and other expenses for periods prior to the separation have been allocated to us. Management believes such allocations were reasonable; however, they may not be indicative of our actual results had we been operating as an independent, publicly traded company for the periods presented prior to the separation. See Note 6—Related Party Transactions for further information regarding allocated expenses.

Reclassifications

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

Accounts Receivable and Concentration of Credit Risk

We typically have multi-year contractual agreements with specialty and traditional group purchasing organizations (GPOs) and comprehensive academic cancer centers to supply our product to end-users. As is traditional in the pharmaceutical industry, a significant amount of our branded pharmaceutical products are sold to end users under GPO contracts through a relatively small number of drug wholesalers and specialty distributors, which comprise the primary pharmaceutical distribution chain in the United States. Four of the wholesalers represented revenue in excess of 10% of total revenue. These wholesalers collectively represented approximately 76%, 79%, and 76% of our revenue in 2009, 2008, and 2007, respectively. A single wholesaler accounted for 34%, 35%, and 50% of our revenue in 2009, 2008, and 2007, respectively, with the next largest wholesaler accounting for 17%, 17%, and 13% in 2009, 2008, and 2007, respectively. These four wholesalers also represented 59% and 82% of accounts receivable at December 31, 2009 and 2008, respectively. We have a policy to routinely monitor the creditworthiness of customers, review outstanding customer balances and record allowances for bad debts as necessary. Historical credit losses have been insignificant.

Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	December 31,
	2009	2008
	(in thousands)
Finished goods	$3,908	$14,477
Work in process	18,235	9,615
Raw materials	32,066	39,414

	$54,209	$63,506

Inventories consist of products currently approved for marketing and may from time to time, include certain products pending regulatory approval. Occasionally, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we consider the market, pricing and demand for competing products, its anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. No inventory held at December 31, 2009 and 2008 was pending regulatory approval.

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

Depreciation expense was $17.0 million, $13.6 million and $10.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Old Abraxis utilized certain assets owned by us and accordingly, the related depreciation expense of $2.2 million for the year ended December 31, 2007, was not allocated to our operating results.

Property, plant, and equipment consist of the following:

	December 31,
	2009	2008
	(in thousands)
Land	$8,064	$10,594
Building and improvements	88,976	83,421
Machinery and equipment	34,989	30,242
Corporate aircraft	46,552	46,552
Furniture and fixtures	22,317	11,234
Construction in progress	95,921	42,352

	296,819	224,395
Less accumulated depreciation	(60,021)	(57,675)

	$236,798	$166,720

Impairment Charge

We review our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. For the year ended December 31, 2009, based on market valuations, we recorded an impairment charge of $14.0 million on assets for which the intended use had changed. For the year ended December 31, 2008, we recognized an impairment charge of $9.2 million as a result of an anticipated sale of certain property, plant and equipment.

Investments in Unconsolidated Entities

Equity investments in which we have the ability to exercise significant influence over the operating and financial policies of the entities but do not control are accounted for using the equity method. The investments are recorded initially at cost and adjusted quarterly to recognize our proportionate share of the investees’ net income or loss. As of December 31, 2009, we had five equity method investments with an aggregate carrying value of $22.8 million. At December 31, 2008, we had one equity method investment totaling $10.2 million.

Goodwill and Intangible Assets

We perform impairment tests related to goodwill annually and whenever events or changes in circumstances suggest that it is more likely than not that the fair value of the reported units are below their carrying values. No impairment charges were required on our $241.4 million of goodwill as of December 31, 2009 and 2008.

Intangible assets are recorded at acquisition cost or allocated fair value relative to our acquisitions. Most of our intangible assets have finite lives and are amortized on a straight-line basis over the period estimated revenues are expected to be derived from such assets. The weighted average amortization period is approximately five years. We review our intangible assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an intangible asset may not recoverable. No impairment charges were required for our intangible assets as of December 31, 2009 and 2008.

Marketable Securities

We determine the appropriate classification of our investments in marketable securities at the time of purchase and re-evaluate such determinations at each balance sheet date. We consider our marketable securities to be available-for-sale as defined in FASB ASC 320, Investments - Debt and Equity Securities. Accordingly, these investments are recorded at fair value and the unrealized gains and losses are included in accumulated other comprehensive loss in the statement of stockholders’ equity. As of December 31, 2009, we had $23.9 million of marketable securities that were classified as available-for-sale and included in “Other non-current assets”. As of December 31, 2008, total available-for-sale securities was $15.3 million, of which, $3.7 million is included in “Prepaid expenses and other current assets” and $11.6 million is included in “Other non-current assets”. Available for sale securities consisted of the following:

	December 31, 2009			December 31, 2008
	Adjusted Cost	Gross Unrealized Gain	Estimated Fair Market Value	Adjusted Cost	Gross Unrealized Loss	Estimated Fair Market Value
	(in thousands)
Marketable equity securities	$2,404	$4,498	$6,902	$8,613	$(2,434)	$6,179
Marketable debt securities	14,031	2,946	16,977	9,131	—	9,131

Total available for sale securities	$16,435	$7,444	$23,879	$17,744	$(2,434)	$15,310

In May 2008, we purchased notes having an aggregate principal amount of $5.0 million from a privately held company. The notes are senior secured convertible notes due 2018 and earn interest at nine percent per annum. The notes are convertible into an ownership interest of up to 49% of the privately held company. In addition, at the option of the privately held company, subject to certain restrictions, we may be required to purchase additional notes having an aggregate principal amount of up to $5.0 million within six months from the closing date. This option was subsequently extended to May 2009 during the third quarter of 2008 and to December 31, 2009 (or such earlier date after June 30, 2009 as we designate on 30 days notice) in the first quarter of 2009. The privately held company did not exercise that option. The $5.0 million convertible notes are designated as available-for-sale securities and are measured at fair value each reporting period. For the year ended December 31, 2009, we recorded unrealized gains of $3.9 million based on valuation of the convertible notes.

In November 2008, we purchased notes having an aggregate principal amount of $5.0 million from a publicly-held company. The convertible notes are due in 2015 and bear interest at nine percent per annum. The notes are convertible into common shares at a conversion price of $1.25 per share. The notes have a further provision for warrants representing the right to purchase additional common stock of the company in two tranches. The first tranche is exercisable in whole or in part at $2 per share, which could result in our having a 40% ownership interest in the company. The second tranche is exercisable in whole or in part at $3 per share which could result in an increase of our ownership interest from 40% to 50%, assuming full conversion of the notes. The warrants are marked to market and are included in our earnings each period. The $5.0 million convertible notes are designated as available-for-sale securities and are measured at fair value each reporting period. For the year ended December 31, 2009, we recorded unrealized losses of $0.9 million based on valuation of the convertible notes.

In September 2009, we acquired convertible notes having an aggregate principal balance of $5 million from a privately held company. The convertible notes mature in two parts: 50% of the notes are due in January 2011 and the remaining 50% are due in 2012. The convertible notes bear interest at ten percent per annum. The $5.0 million convertible notes are designated as available-for-sale securities and are measured at fair value each reporting period.

We review quarterly, our available-for-sale securities for other than temporary declines in fair value and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. For the year ended December 31, 2009 and 2008, we recorded other than temporary losses of $3.4 and $4.7 million, respectively, on available-for-sale securities whose values, based on market quotation, had declined significantly below their carrying value and we assessed the decline as other-than-temporary. The loss is included in “Other expense” in the consolidated and combined statements of operations. We did not have any other-than-temporary loss in 2007.

Fair Value

FASB ASC 820, Fair Value Measurement and Disclosures, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

The following fair value hierarchy tables present information about each major category of our financial assets measured at fair value on a recurring basis as of December 31, 2009 and 2008. All of the investments below reflect strategic investments.

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2009
	(in thousands)
Marketable equity securities	$6,902	$—	$—	$6,902
Marketable debt securities	—	—	16,977	16,977
Warrants and options	—	4,289	—	4,289

Total	$6,902	$4,289	$16,977	$28,168

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2008
	(in thousands)
Marketable equity securities	$6,179	$—	$—	$6,179
Marketable debt securities	—	—	9,131	9,131
Warrants and options	—	1,143	—	1,143

Total	$6,179	$1,143	$9,131	$16,453

In 2008, we acquired warrants and options related to our strategic investments. The warrants and options are measured at fair value at each reporting period using market prices and the change in market value is recognized as realized gains or losses and recorded in other income (expense). We recorded realized gains of $3.3 million and realized losses of $1.7 million for the years ended December 31, 2009 and 2008, respectively.

Level 3 assets include the fair value of convertible notes. There is limited market activity for these convertible notes such that the determination of fair value requires significant judgment or estimation. The convertible notes are initially measured at acquisition cost and subsequently valued by considering, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the inability to sell the investment in an active market, the creditworthiness of the issuer, and, the timing of expected future cash flows.

Fair value of other financial instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. Cash equivalents include investments with maturities of three months or less at the time of acquisition. At December 31, 2009 and 2008, the carrying amounts of items comprising current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

Assets and liabilities measured at fair value on a nonrecurring basis

In accordance with the provisions of FASB ASC 360, Property, Plant and Equipment, we recognized asset impairment charges of $14.0 million and $9.2 million on long-lived assets held and used for the years ended December 31, 2009 and 2008, respectively. The assets were written down to their fair values based on significant other observable inputs (level 3) and the impairment charges were included in earnings for the respective periods.

Income Taxes

In accordance with the provisions under FASB ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated and combined financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the legislative enactment date.

During 2009 we allocated an income tax benefit to continuing operations. In accordance with FASB ASC 740, all items should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continued operations. FASB ASC 740 is applied by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. As a result, we have allocated an income tax benefit to the loss from continuing operations based on the tax rate applicable to other comprehensive income.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation, which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. We use the straight-line attribution method to recognize share-based compensation expense over the vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period, while restricted stock units currently granted generally vest ratably over a four-year period. Awards currently granted under the RSU Plan II generally vest with respect to one half of the units on the second anniversary of the merger of American BioScience, Inc. and American Pharmaceutical Partners, Inc. in 2006 and with respect to the remaining one half of the units on the fourth anniversary of the merger.

Stock-based compensation recognized under ASC 718, as well as expense associated with the retrospective application, uses the Black-Scholes option pricing model to estimate the fair value of options granted under equity incentive plans and rights to acquire stock granted under a stock participation plan. Compensation expense related to equity awards of restricted stock units is based upon the market price on the date of grant. Additionally, expense related to the RSU Plan II awards is based on the lower of the market price or $66.63 and is expensed under the liability method in accordance with ASC 718 over the applicable vesting period. Pre-tax stock-based compensation costs for the years ended December 31, 2009, 2008, and 2007, was $15.1 million, $13.3 million, and $22.3 million, respectively. See Note 15— Stock-Based Compensation for a more detailed discussion.

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

Our sales provisions totaled $41.0 million, $32.8 million, and $30.5 million in 2009, 2008, and 2007 respectively. Related reserves totaled $13.8 million and $9.2 million at December 31, 2009 and 2008, respectively.

Co-Promotion Agreement: In April 2006, we entered into a Co-Promotion and Strategic Marketing Services Agreement with AstraZeneca UK Limited, a wholly owned subsidiary of AstraZeneca PLC. In November 2008, we entered into an agreement to end the Co-Promotion Agreement, with the agreement effectively ending in January 2009. We recorded revenue of $36.4 million in each of the years ended December 31, 2008 and 2007 relating to deferred revenue associated with an up-front cash payment from AstraZeneca of $200 million in 2006 under the Co-Promotion Agreement.

Other Revenue

Other revenue generally consists of revenue earned from the sales of raw material products, contract manufacturing, and amounts earned from development and research to advance the commercial application of pharmaceutical compounds for third parties. Such research revenue may include up-front license fees, milestone payments and reimbursement of development and other costs, and royalties. Non-refundable up-front license fees under which we have continuing involvement in the form of development, manufacturing or commercialization are recognized as revenue ratably over either: the development period if the development risk is significant; or the estimated product useful life if the development risk has been substantially eliminated. Achievement-based milestone payments are recognized as revenue when the milestone objective is attained because the earnings process relating to such payments is complete upon attainment and because the payments are non-refundable and are not dependent upon future activities or the achievement of future objectives. These milestone payments are at risk and require substantive activity to achieve. Reimbursement of development and other costs are recognized as revenue as the related costs are incurred. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectability is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends.

On May 27, 2005, American BioScience, Inc. (“ABI”), the former parent of Old Abraxis, licensed the rights to Abraxane® in Japan to Taiho Pharmaceutical Co., Ltd, (“Taiho”), a subsidiary of Otsuka Pharmaceutical Ltd. Under the agreement, we and Taiho established a steering committee, comprised of three representatives from each of us and Taiho, to oversee the preclinical and clinical development of Abraxane® in Japan for the treatment of breast, lung, gastric, and other solid tumors. The steering committee is required to meet at least once annually. In addition, under the agreement, the steering committee established a development working group, comprised of an equal number of representatives from both us and Taiho, who is required to meet at least once quarterly until regulatory approval of Abraxane® is first obtained in Japan. The license provides for a non-refundable $20.0 million up-front payment, $38.5 million in potential milestone payments contingent upon the achievement of various clinical, regulatory and sales objectives, royalties based on net sales under the agreement; and an agreement under which we will supply Taiho with Abraxane®. Due to our continuing involvement under the agreement through the steering committee and the development working group, the $20.0 million non-refundable up-front payment has been deferred. At the time the up-front payment was made, we estimated that it would take approximately five years to receive regulatory approval for the first indication of Abraxane® in Japan (following which approval, the steering committee’s responsibilities would be substantially diminished) and that Abraxane® could begin to face competition in Japan as early as seven years after entering into the agreement. We believe these estimates remain accurate. Accordingly, the up-front payment is being recognized as research revenue ratably over seven years.

We recognized deferred revenue of $3.2 million, $3.1 million and $2.9 million in 2009, 2008 and 2007, respectively, for the amortization of the $22.0 million in deferred up-front payments, of which $20.0 million related to the Taiho up-front payment. Additionally, in 2007 we recorded revenue of $3.0 million relating to milestone payments received from Taiho. We did not receive a milestone payment from Taiho in 2008 and 2009. At December 31, 2009 and 2008, we had deferred revenue of $8.0 million and $12.4 million, respectively, recorded in our balance sheet.

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

Our initial sale to the wholesaler, and the resulting receivable, are recorded at our wholesale list price. As most of these list selling prices will be reduced to a lower end-user contract price, we then reduce reported sales and receivables by the difference between the list price and estimated end-user contract price. Then, when the wholesaler ultimately sells the product to the end-user at the end-user contract price, the wholesaler charges us a chargeback for the difference between the list price and the end-user contract price and such chargeback is offset against our initial estimated provision. On a monthly basis, we compare the unit and price components of our recorded chargeback provision to estimated ending wholesale and end user units in the distribution channel pending chargeback under end-user contracts and estimated end-user contract prices and adjust the chargeback provision as necessary.

The provision for chargebacks is presented in our financial statements as a reduction of sales. Our provision for chargebacks during each of the three years ended December 31, 2009 was as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$1,258	$1,172	$1,491
Provision for chargebacks	12,955	10,871	9,578
Credit or checks issued to third parties	(12,768)	(10,785)	(9,897)

Balance at end of year	$1,445	$1,258	$1,172

Rebates

Rebates or administrative fees are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We accrue for customer rebates at the time of sale based on the contracted rates and historical redemption rates. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we establish a provision for customer rebates based on the specific terms of each agreement. Rebates are reflected in the financial statements as accrued liabilities. Our provision for customer rebates during each of the three years ended was as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$5,552	$6,206	$3,296
Provision for customer rebates	23,868	19,096	17,721
Credit issued to third parties	(19,907)	(19,750)	(14,811)

Balance at end of year	$9,513	$5,552	$6,206

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

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$695	$414	$465
Provision for customer credits and product returns	1,494	569	129
Credit issued to third parties	(1,163)	(288)	(180)

Balance at end of year	$1,026	$695	$414

We establish a reserve for bad debts based on general and identified customer credit exposure. Our bad debts expense for the year ended December 31, 2009 was $0.4 million and less than $0.2 million in the prior two years.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recognized in net revenue. Shipping and handling costs are included in cost of sales.

Research and Development Costs

Research and development costs are expensed as incurred or consumed and consist of pre-production manufacturing scale-up and related salaries and other personnel-related expenses, depreciation, facilities, clinical material and production costs and professional services.

Acquired In-Process Research and Development

For acquisitions prior to January 1, 2009, the estimated fair value of acquired in-process research and development projects, which had not reached technological feasibility at the date of acquisition and which did not have an alternative future use, were immediately expensed. Beginning January 1, 2009, newly issued accounting standards require that the fair value of acquired in-process research and development projects acquired in a business combination be capitalized at the acquisition date.

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

Subsequent Events

We have evaluated subsequent events through the date of issuance of our financial statements in this Form 10-K.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted new guidance under FASB ASC 810, Consolidation, relating to the accounting and reporting of noncontrolling interest in a subsidiary. The noncontrolling interest is the portion of equity in a subsidiary not attributable directly or indirectly to a parent. The standard requires the noncontrolling interest to be presented separately from the parent’s equity in the consolidated statements of financial position and statements of shareholders’ equity. Additionally, the consolidated net income attributable to the parent and to the noncontrolling interest is presented separately on the consolidated statements of income. Adoption of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted new guidance under ASC 808-10, Collaborative Arrangement, which defines collaborative arrangements and establishes the reporting requirements for transactions between participants in a collaborative arrangement, and between participants in the arrangement and third parties. A collaborative arrangement is defined as one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. For revenues and costs incurred with third parties in connection with collaborative arrangements, the participant that is deemed to be the principal participant in the transaction shall record that transaction on a gross basis on its financial statements. Payments to or from collaborators are evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are disclosed along with the accounting policies and the classification of significant financial statement amounts related to the arrangements.

Activities in arrangements conducted in a separate legal entity are accounted for under other accounting literature, however, required disclosure applies to the entire collaborative agreement. Adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued a new accounting standard that amends guidance regarding consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity (the “QSPE”). This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the standard requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This standard is effective for us for interim and annual reporting periods beginning on or after January 1, 2010. We are assessing the impact of this adoption on our consolidated financial statements.

In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The amendments to ASC 820, Measuring Liabilities at Fair Value, provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the specified techniques. These amendments are effective for us beginning October 1, 2009. Adoption of this standard did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. The standard amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The standard also significantly expands the disclosures related to a vendor’s multiple-deliverable arrangement. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3. Proposed Spin-Off

In January 2009, we announced that our board of directors approved a plan to spin-off its newly-formed subsidiary, Abraxis Health, Inc., as a new independent, stand-alone company holding a significant portion our drug discovery, manufacturing and development business. We currently anticipate the spin-off will be completed in 2010. If the spin-off occurs, our stockholders would own (i) shares of Abraxis Health and (ii) shares of our common stock, and we would continue to operate our existing business, excluding the drug discovery, manufacturing and development business to be held by Abraxis Health.

The proposed spin-off is subject to, among other things, final approval by our board of directors and the effectiveness of the registration statement registering the common stock of Abraxis Health to be distributed to our stockholders in connection with the spin-off. Our board of directors, in its sole discretion and for any reason or no reason at all, may amend, modify or abandon the proposed spin-off without liability at any time prior to the time the spin-off is completed. Approval by our stockholders is not required as a condition to the consummation of the proposed spin-off.

4. Acquisitions, Collaborative Agreements and Other Transactions

Investments in Expression Pathology

In April 2009, we acquired preferred stock in Expression Pathology, Inc. (EPI), providing us with a 61% ownership interest, for an aggregate purchase price of $6.7 million. EPI is a developer of technology for tissue protein analysis and is developing proprietary, personalized medicine clinical assays that relate measurement of protein biomarkers to specific patient treatment decisions. EPI’s proprietary technologies include the Liquid Tissue® technology for the extraction of proteins from formalin-fixed tissue and the Director™ technology for the laser microdissection of tissue. We accounted for EPI as a business combination and the assets, liabilities and results of operation of EPI are consolidated in our financial statements from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities recorded after our investment at the acquisition date on April 1, 2009 (in thousands):

Current assets (including cash of $6.6 million)	$6,675
Property, plant and equipment	72
Intangible and other long-term assets	8,861

Total assets	$15,608

Current liabilities	$621
Deferred tax liability	2,899
Other long-term liabilities	88

Total liabilities	3,608
Non-controlling interest	5,275
Abraxis’ investment in Expression Pathology	6,725

Total liabilities and equity	$15,608

Acquired intangible assets of $8.9 million represent technologies used by EPI to develop new assays for use in testing drug efficacy of certain drugs with certain cancer types. The intangible assets are all definite-lived intangibles and have weighted average lives of approximately 16 years.

The fair value of the 48% noncontrolling interest in EPI was estimated to be $5.3 million at the time of the acquisition and was determined using a cash flow model. As EPI is a private company, the fair value is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures.

Acquisition of Shimoda Biotech and Platco Technologies

In April 2008, we acquired Shimoda Biotech (Pty) Ltd and its subsidiary, Platco Technologies (Pty) Ltd, located in Plettenberg Bay, South Africa. Shimoda Biotech focuses on the development of new pharmaceutical products by combining successful off-patent molecules with a novel cyclodextrin drug delivery platform, seeking to exploit the faster onset and improved bioavailability characteristics of that platform. Platco Technologies focuses on the development of novel platinum-based anti-cancer drugs. Shimoda’s first cyclodextrin-based product, Dyloject® (diclofenac sodium solution for injection), is an injectable painkiller for the treatment of post-surgical pain. Dyloject® is a solubilized intravenous formulation of diclofenac. Diclofenac is a non-steroidal anti-inflammatory drug (NSAID). Dyloject® was launched in December 2007 in the United Kingdom by Javelin Pharmaceuticals under an exclusive worldwide license agreement pursuant to which Shimoda Biotech will receive milestone payments and royalties. In January 2009, Javelin announced that it had entered into an exclusive European marketing partnership for Dyloject® with Therabel Pharma N.V. In December 2009, Javelin announced that it had entered into a definitive agreement with Myriad Pharmaceuticals to acquire Javelin

Pharmaceuticals. In February 2010, Javelin announced that its New Drug Application (NDA) submitted on December 2009 to the US Food and Drug Administration (FDA) for Dyloject® had been accepted for formal review.

Under the terms of the agreement, we acquired 100% of the equity of both Shimoda Biotech and Platco Technologies for an initial upfront payment at closing of $15.1 million, plus potential additional payments of up to $14.6 million upon the achievement of specified milestones. We recorded milestone payments of $4.6 million in 2009. We accounted for the purchase as a business combination and the purchase price paid, including transaction costs of $0.3 million, was allocated to the net assets and liabilities acquired based on their respective fair values at the acquisition date, which included $8.0 million of intangible assets associated with Dyloject® and $6.9 million in liabilities relating to net milestones payments to be paid in the future. The $8.0 million of identifiable intangible assets represents existing technology with an estimated amortizable life of seventeen years. Additionally, $13.9 million of the purchase price was expensed as in-process research and development for projects that, as of the acquisition date, had not yet reached technological or regulatory feasibility and had no alternative future uses in their current states. The results of Shimoda Biotech and Platco Technologies have been included in the condensed consolidated financial statements as of the acquisition date.

Investment and License Agreements with ProMetic Life Sciences Inc.

In September 2008, we entered into agreements with ProMetic Life Sciences Inc. (ProMetic) to develop and commercialize four biopharmaceutical products targeting underserved medical conditions. We entered into the following agreements: (i) a securities purchase agreement, (ii) a license agreement, (iii) a supply and license agreement, (iv) an exclusive manufacturing agreement, and (v) a services agreement. The transaction included an initial investment in ProMetic of $7 million and optional future investment rights of up to $25 million. Of the $7 million initial investment, $5.2 million was allocated to the purchase of ProMetic’s common stock and $1.8 million was allocated to the future investment rights option. We will have access to ProMetic’s proprietary protein technologies to commercialize the biopharmaceuticals and will fund all development costs to regulatory approval. For the years ended December 31, 2009 and 2008, we incurred $3.6 and $1.1 million, respectively, in development costs under the license agreements. We may also make potential payments upon achievement of specified milestones and make royalty payments to ProMetic based on the net sales of the four potential new products. Additionally, ProMetic will perform product development activities on behalf of Abraxis under the service agreement.

In December 2009, we entered into a collaboration agreement with ProMetic to develop and commercialize various applications deriving from ProMetic’s prion capture technology platform. As part of the agreement, we will share equally with ProMetic the costs for the development of such new applications and the revenues arising from their commercialization.

AstraZeneca UK Limited

In November 2008, we entered into an agreement with AstraZeneca UK Limited under which we would re-acquire the exclusive rights to market Abraxane® in the United States. In accordance with this agreement, the co-promotion agreement was terminated effective January 2009, and we agreed to pay AstraZeneca a $268 million fee by March 31, 2009. The $268 million fee was accrued in our consolidated balance sheet as of December 31, 2008 and the remainder of the previously deferred revenue of $109.1 million was charged to income and netted against the $268 million fee charge reflected in our 2008 consolidated statement of operations as the negotiations were substantively concluded in December 2008 and standby letters of credit were obtained to cover the obligations. We provided $286 million ($268 million for termination payment and $18 million for estimated final payments due under the Co-Promotion Agreement) in irrevocable standby letters of credit to secure the future payments under the agreement. The letters of credits were collateralized by $300.6 million of cash, which was included in “Cash collateral for reacquisition of agreement” in the balance sheet as of December 31, 2008. In March 2009, we made the final payments under the agreement and were released from our obligation to maintain the cash collateral.

Other Agreements

In December 2008, we entered into an agreement to provide a grant to a non-profit US-based incubator for biomedical start-ups. The transaction included an initial grant by us of $4 million, which was charged to research and development expense and additional funding of $0.6 million per quarter for a total of $14 million over 5 years subject to our approval. Additionally, an optional future payment of $3.5 million is possible upon approval of an additional project by us. Our executive chairman, Patrick Soon-Shiong, M.D., serves on the board of this non-profit entity.

In December 2008, we purchased preferred stock of DiThera, Inc. representing 50% of DiThera’s outstanding capital stock for $5 million. We have determined that DiThera is a variable interest entity and we are the primary beneficiary. Therefore, we have consolidated DiThera in our financial statements.

5. Sale of Assets

In March 2009, we sold the shares of our wholly owned subsidiary, Abraxis BioScience Switzerland GmbH, which held the plant, property and equipment located in Barbengo, Switzerland. We received $2.0 million in proceeds from the sale and recorded a gain of approximately $2.7 million, of which $0.7 million were cumulative foreign currency gains. The gain is included in selling, general and administrative expenses in the consolidated and combined statements of operations. We initially recorded an impairment charge of $9.2 million for these assets in the third quarter of 2008. We did not have any financial ties with the transacting party or any continuing involvement in the subsidiary subsequent to the sale.

6. Related Party Transactions

We had payables of $0.3 million and receivables of $1.9 million from related parties at December 31, 2009 and 2008, respectively. Receivables from related parties at December 31, 2009 included $0.1 million due from Drug Source Company and $0.4 million payables to APP. At December 31, 2008, we had receivables of $1.6 million from Drug Source Company and $0.3 million from APP.

Until May 2008, our then chief executive officer and chairman of our board of directors, Dr. Soon-Shiong, and our former chief financial officer, were also the chief executive officer and chief financial officer, respectively of APP. Dr. Soon-Shiong also owned approximately 80% of the outstanding capital stock of APP and served as its chairman of the board until September 2008.

In September 2008, APP was acquired by Fresenius Kabi Pharmaceutical Holding, Inc., a subsidiary of Fresenius SE. With the purchase, Dr. Soon-Shiong ceased being a shareholder of and having a controlling interest in APP. However, he became a non-controlling member of the Fresenius Kabi Board of Directors. APP continues to be a party to the shared services, the manufacturing and other agreements and leases entered into in connection with the separation of us and APP.

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

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Other revenue:
Net rental income	$2,710	$2,588	$216
Cost of sales:
Manufacturing and distribution	1,398	1,676	33
Facility management fees	2,750	3,000	250
Selling, general and administrative expenses:
Net general and administrative costs	1,204	549	(111)

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

Dual Officer Agreement

We entered into an agreement with APP under which we and APP acknowledged and agreed that the chief executive officer and chief financial officer of our company may serve as an officer of both companies and receive compensation from either or both companies. APP also acknowledged and agreed in this agreement that neither the chief executive officer nor the chief financial officer of our company will have any obligation to present to APP any business or corporate opportunity that may come to his or her attention, other than certain business opportunities. This agreement was effectively terminated when our former chief executive officer and former chief financial officer resigned from APP.

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

Transition Services Agreement

Pursuant to the transition services agreement we and APP agreed to continue to provide to one another various services on an interim, transitional basis, for periods up to 24 months depending on the particular service. Services that we provide to APP include legal services (e.g., assistance with SEC filings, labor and employment matters, and litigation support), financial services and corporate development. Services that APP provide to us include information technology support, tax services, legal services, accounts payable services, internal audit services, accounts receivable services, general accounting related assistance, corporate insurance and franchise tax services, human resources, customer operations, sales and marketing support, corporate purchasing and facility services and regulatory support (including assistance with state and federal license renewals). Payments made under the transition services agreement are based on the providing party’s actual costs of providing a particular service.

Manufacturing Agreement

We entered into a manufacturing agreement with APP for the manufacture of Abraxane® and certain of our pipeline products by APP for us at the Melrose Park and Grand Island manufacturing facilities. Under the terms of the manufacturing agreement, we would perform certain manufacturing activities with respect to Abraxane® or other pipeline products, principally related to the formulation and compounding of the active pharmaceutical ingredients in such products, and APP will undertake the remainder of the manufacturing processes. As part of the manufacturing services, APP would provide us with training related to proper manufacturing practices and other related training, assistance with quality assurance and control and information technology support related to manufacturing operations. With regard to the Melrose Park and Grand Island facilities, APP is responsible for obtaining and maintaining necessary approvals to manufacture Abraxane® or other pipeline products in compliance with the regulatory requirements applicable as to the jurisdictions in which such products are sold, subject to the right to receive reimbursement from us for the costs of such approvals in certain circumstances. We are responsible for obtaining and maintaining the remainder of the regulatory approvals required to sell and distribute Abraxane® both in the United States and in other jurisdictions and we are responsible for the final release of the product for sale at the completion of the manufacturing process. In the manufacturing agreement, APP agreed with us to cap the manufacturing growth over the term of the agreement of Abraxane® and other pipeline products that APP is required to manufacture under the agreement. Further, in the event of capacity constraints at the Melrose Park or Grand Island facilities, the manufacturing agreement provides that the available capacity will be prorated between us and APP according to the parties’ then current use of APP’s manufacturing capacity. While the manufacturing agreement allows us to override these proration provisions, we may only do so by paying APP additional fees under the manufacturing agreement. The fee we would be required to pay APP to override the proration provisions of the manufacturing agreement is equal to the profit lost by APP as a result of our election to override the proration provisions.

We would pay APP a customary margin on its manufacturing costs. In addition, during each of the first three years of the manufacturing agreement, we will pay APP a facility management fee equal to $3 million. The amount of this fee may be offset to the extent APP employees are transferred to us based upon the amount of compensation paid to such transferred employees. The term of the manufacturing agreement will end on December 31, 2011, which will be automatically extended for one year if either APP exercises its right to extend the lease on our Melrose Park manufacturing facility for an additional year or we exercise our right to extend the lease for APP’s Grand Island manufacturing facility for an additional year. (See Real Estate Leases below).

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

Real Estate Leases

Following the 2007 separation, we own the manufacturing facility located on Ruby Street, Melrose Park, Illinois, and the research and development and the warehouse facility, both located in the same building on N. Cornell Avenue, Melrose Park, Illinois. APP owns the manufacturing facility located in Grand Island, New York. In connection with the separation, the parties entered into a series of lease agreements to facilitate continued production of their respective pharmaceutical products while a manufacturing transition plan is being implemented. Under the terms of the lease agreements, we lease the Ruby Street facility, consisting of office, warehouse and pharmaceutical manufacturing space, to APP. The initial term of the lease expires on December 31, 2011 and may be renewed at the option of APP for one additional year if APP is manufacturing a certain level of its products at the Ruby Street facility in the period prior to the expiration of the lease. In order to provide sufficient warehouse space to APP during the term of the Ruby Street lease, we also leased the Cornell Warehouse facility to APP. The initial term of the lease will be until December 31, 2011, and may be renewed at APP’s option for one additional year if the lease for the Ruby Street manufacturing facility is extended. We also leased the Cornell research and development facility to APP. The initial term of the lease will be until December 31, 2010 and may be terminated upon twelve months written notice from and after January 1, 2009. This lease has no option to extend the term of the lease.

We leased a portion of APP’s Grand Island facility, consisting of pharmaceutical manufacturing space, to allow us to perform our obligations under the manufacturing agreement. The initial term of the lease expires on December 31, 2011, and may be renewed at our option for one additional year if we have not received regulatory approvals from the EMEA to manufacture Abraxane® in at least two facilities (not including the Grand Island facility) by June 30, 2011.

Allocated Expenses

Prior to the separation, our product development and general and administrative functions were fully integrated with Old Abraxis, including product development, accounting, treasury, payroll, internal audit, information technology, corporate income tax, legal services and investor relations. In addition, Old Abraxis provided manufacturing services to us at cost. After the 2007 separation, certain of these arrangements (see above) continued on a temporary basis for a period generally not to exceed 24 months, or four or five years in the case of manufacturing-related activities and lease arrangements. For periods prior to the 2007 separation, the consolidated and combined financial statements reflect the application of certain estimates and allocations and management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative head count, sales, square footage and management knowledge. These allocated operating expenses totaled $33.3 million for the year ended December 31, 2007.

7. Intangible Assets

As of December 31, 2009 and 2008, our goodwill had a carrying value of $241.4 million resulting from the merger of American BioScience, Inc. and American Pharmaceutical Partners, Inc. and the carrying value has not changed since that date. Goodwill is not deductible for income tax purposes.

The following table reflects the components of intangible assets, which have finite lives:

	Weighted- average Remaining Life	December 31, 2009			December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Core technology	3.3 yrs	$220,202	$116,653	$103,549	$220,202	$85,197	$135,005
Customer relationships	3.3 yrs	23,588	12,497	11,091	23,588	9,127	14,461
Tradename	3.3 yrs	26,478	14,028	12,450	26,478	10,245	16,233
Other	15.3 yrs	19,273	1,730	17,543	10,136	544	9,592

Total		$289,541	$144,908	$144,633	$280,404	$105,113	$175,291

Amortization expense on intangible assets was $39.8 million, $39.4 million, and $38.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense for each of the three succeeding years (2010 – 2012) is $39.8 million, and for the two years following (2013 and 2014) is $12.4 million and $1.1 million, respectively. At December 31, 2009, the weighted average expected life of intangible assets was approximately 4.7 years.

8. Accrued Liabilities

Accrued liabilities consisted of the following at:

	December 31,
	2009	2008
	(in thousands)
Sales and marketing	$5,226	$2,631
Marketing rebates	9,513	5,552
Payroll and employee benefits	23,660	14,797
Legal	30,491	17,632
Liability award plan	7,986	—
Milestone	—	3,950
Other	11,847	8,458

	$88,723	$53,020

9. Income Taxes

Pretax loss summarized by region is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Domestic	$(94,444)	$(252,260)	$(38,312)
Foreign	(12,904)	(26,449)	(11,244)

Total pretax loss from continuing operations	$(107,348)	$(278,709)	$(49,556)

The (benefit ) provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$(1,931)	$678	$4,168
State	285	841	861
Foreign	57	—	—

Total current	(1,589)	1,519	5,029
Deferred:
Federal	(21,457)	(91,078)	(11,766)
State	1,684	(9,863)	(3,511)
Foreign	(8,988)	(2,565)	—
Valuation allowance	27,770	100,049	2,296

Total deferred	(991)	(3,457)	(12,981)

Total benefit for income taxes	$(2,580)	$(1,938)	$(7,952)

Pursuant to FASB ASC 740-30, Income Taxes, a provision should be made for the tax effect of the earnings of the foreign subsidiaries that are not permanently invested outside the United States. It is our intention that earnings of our foreign subsidiaries are permanently invested outside the U.S.; therefore no deferred tax asset was set up against the cumulative earnings of our foreign subsidiaries.

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Tax provision at statutory federal rate	(35.0)%	(35.0)%	(35.0)%
State income taxes	(2.5)	(3.5)	(4.2)
Permanent items	2.0	1.0	—
In-process research and development	—	1.8	—
Research and development credits	—	(0.4)	(4.6)
Stock based compensation	1.1	0.4	2.4
Net operating losses utilized by APP Pharmaceuticals, Inc.	—	—	17.9
Change in state tax rate	4.5	—	—
OCI adjusted	(2.6)	—	—
FIN 48 reserve	1.0	—	—
Other	3.2	(0.9)	2.9
Change in valuation allowance	25.9	35.9	4.6

Effective tax rate	(2.4)%	(0.7)%	(16.0)%

During 2009, we allocated an income tax benefit to continuing operations. In accordance with FASB ASC 740, all items should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continued operations. FASB ASC 740 is applied by tax jurisdiction and, in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. As a result, we have allocated an income tax benefit to the loss from continuing operations based on the tax rate applicable to other comprehensive income.

During 2008, we acquired Shimoda Biotech, Ltd, a South African corporation. As part of our purchase price allocation, Shimoda’s existing intangibles were grossed up to fair market value. Because the purchase price allocation to intangibles is not recognized under South African tax rules, a deferred tax liability was established.

We were not a taxable entity prior to the separation on November 13, 2007; however, income taxes are provided in the accompanying combined and consolidated financial statements as if we were filing a separate return. Old Abraxis will indemnify us for all tax liabilities to the extent they relate to the hospital-based generic injectable products business arising prior to the separation date.

Current and noncurrent deferred tax assets/(liabilities) consist of the following:

	December 31,
	2009	2008
	(in thousands)
Current deferred tax assets:
Inventory	$5,525	$5,022
Other accruals and reserves	5,810	3,250
Deferred revenue	1,016	1,062
Accrued legal	32,854	28,034
Reacquisition payable	40,377	31,204

Total current deferred tax assets	85,582	68,572
Valuation allowance	(60,072)	(41,814)

Net current deferred tax assets	$25,510	$26,758

Noncurrent deferred tax liabilities:
Net operating loss and credit carryforwards	$42,953	$3,637
Stock based compensation	14,684	12,315
Deferred revenue	1,589	2,733
Activity from partnerships	(94)	2,189
Unrealized losses on marketable securities	1,610	1,660
Impairments of investments and other assets	6,943	5,296
Reacquisition payable	30,210	72,809
Intangible amortization	(39,472)	(55,374)
Purchase accounting intangible	(4,996)	(2,235)
Depreciation	(11,609)	(5,075)

Total noncurrent deferred tax liabilities	41,818	37,955
Valuation allowance	(71,325)	(61,813)

Net noncurrent deferred tax liabilities	$(29,507)	$(23,858)

Net deferred tax (liabilities) assets	$(3,997)	$2,900

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

As of December 31, 2009, management believed it is more likely than not that a portion of the deferred tax assets will not be realized. The net change in the valuation allowance balance from 2008 to 2009 was $27.7 million. The net increase in the valuation allowance resulted from the increases to the deferred tax asset balances relating to net operating losses and amortization.

At December 31, 2009, we had a net deferred tax liability of $4.0 million compared to a net deferred tax asset of $2.9 million in 2008. The $4.0 million deferred tax liability consists of a net deferred tax liability of $1.8 million from Shimoda Biotech, Ltd. and a net tax deferred liability of $2.2 million from Expression Pathology Inc.

For 2008, the company reclassified the allocation of the valuation allowance between the net current deferred tax assets and net noncurrent deferred tax assets. The reclassification was to allocate the valuation allowance pro-rata based on the gross current and noncurrent deferred tax assets. The reclassification did not change the net deferred tax asset in 2008.

We adopted new accounting guidance under ASC 740-10 beginning January 1, 2007. This interpretation clarifies what criteria must be met prior to the recognition of the financial statement benefit of a position taken in a tax return. Following is a reconciliation of our total gross unrecognized tax benefits from January 1, 2008 to December 31, 2009 (in thousands).

Balance, December 31, 2007	$5,170
Additions for tax positions related to current year	—
Additions for tax positions related to prior years	354
Reductions for tax periods of prior years	—

Balance, December 31, 2008	$5,524
Additions for tax positions related to current year	196
Additions for tax positions related to prior years	496
Reductions for tax periods of prior years	(1,070)

Balance, December 31, 2009	5,146

The majority of this $5.1 million of gross unrecognized tax benefits, if and when recognized, would affect our effective tax rate. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In general, we are no longer subject to U.S. federal, state and foreign tax examinations for the years prior to 2004. We do not anticipate that any of the total tax benefits of $5.1 million will reverse in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At December 31, 2009, we had $0.7 million of accrued interest.

10. Supplemental Disclosure of Cash Flow Information

During 2009, we received income tax refunds of $3.8 million. In 2008, we made income tax payments of $5.9 million. In 2007 we were not a separate entity subject to income taxes as we were a subsidiary of Old Abraxis.

11. Per Share Information

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares used for the basic calculations plus any potentially dilutive shares for the portion of the year that the shares were outstanding, unless the impact is anti-dilutive. For the periods prior to the separation on November 13, 2007, basic and diluted loss per shares were computed using the number of shares of our common stock outstanding on November 13, 2007. All potentially dilutive employee stock awards were excluded from the computation of diluted loss per common share for all periods, as the effect on net loss per share was anti-dilutive. Calculations of basic and diluted loss per common share information are based on the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Basic and dilutive numerator:
Net loss attributable to common shareholders	$(103,116)	$(276,771)	$(41,604)

Denominator:
Weighted average common shares outstanding—basic and diluted	40,100	40,032	39,991

Net loss per common share—basic and diluted	$(2.57)	$(6.91)	$(1.04)

Potentially dilutive shares not included	199	243	—

12. Leases and Commitments

Leases

We have entered into various operating lease agreements for warehouses, office space, automobiles, communications, information technology equipment and software and office equipment, including real estate leases as described in Note 6—Related Party Transactions. Rental expense amounted to $11.4 million, $10.1 million, and $5.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Related party rent expense totaled $2.8 million, and $3.3 million for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, future annual minimum lease payments related to non-cancelable operating leases, including amounts pertaining to related party leases are as follows:

Year	Total Amount	Related Party
	(in thousands)
2010	$10,333	$3,039
2011	5,527	39
2012	3,560	39
2013	2,895	—
2014	2,393
Thereafter	2,082	—

	$26,790	$3,117

Purchase Obligations

As of December 31, 2009, we purchased all of our approved paclitaxel supply from one supplier. We believe our supply risk with respect to this supplier is minimal given that the supplier is well-regarded within the industry and we have not historically experienced supply shortages with this supplier. Additionally, we maintain an adequate safety stock supply of paclitaxel to mitigate any supply disruption. As of December 31, 2009 and 2008, our inventory included $21.0 million and $34.4 million, respectively, of paclitaxel. As of December 31, 2009, we have no commitment agreement to purchase any paclitaxel in 2010.

We also have other material supply agreements that require us to purchase approximately $32.3 million of material supply in each of the next five years.

Clinical Trial and Other Commitments

We have entered into various clinical trial agreements with third parties for the management, planning and execution of clinical trials. These agreements generally include milestone payments based on the number of patients enrolled in the clinical study. If all milestones in these agreements were achieved, related milestone commitments to be paid by us in 2010 through 2014 would approximate $83.0 million. Based on our current estimates of patient enrollment, approximately $53.4 million would be payable in 2010, approximately $24.1 million would be payable in 2011, approximately $2.9 million would be payable in 2012, approximately $1.5 million would be payable in 2013 and approximately $1.1 million would be payable in 2014.

We own a library of natural drug discovery soil samples and related strains acquired from around the world, which is intended for use in the discovery of new chemical entities. We are committed to paying up to $4.2 million upon the achievement of certain milestones related to these libraries, which we expect to occur within the next five years.

We have entered into various collaborative agreements under which we have agreed to provide funding to academic and clinical trial organizations of up to $53.8 million for research and other projects over the next five years. Even though we cannot predict the timing, we generally can control the timing and amount of spending as the projects require our approval in advance of funding.

13. Contingencies

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

14. Stockholders’ Equity

For all periods prior to November 13, 2007, Old Abraxis’ investment in our proprietary products businesses is shown as parent company investment in the consolidated and combined financial statements. Parent company investment represents the historical investment of capital in us, our accumulated net earnings after taxes, and the net effect of transactions with and allocations from Old Abraxis. See Note 6—Related Party Transactions for additional information regarding the allocation to us of various expenses incurred by Old Abraxis.

On November 13, 2007, Old Abraxis completed a distribution of one share of our common stock (par value of $0.001) for every four shares of Old Abraxis common stock. Following the separation, we had 40.0 million shares of common stock outstanding. After the separation adjustments were recorded on November 13, 2007, the remaining parent company investment balance, which includes all earnings prior to the separation, was transferred to additional paid in capital. Net loss subsequent to the separation is included in retained earnings.

Registration Rights

Pursuant to a registration rights agreement, Old Abraxis granted registration rights to the former American BioScience, Inc. stockholders (including our executive chairman and entities affiliated with him) with respect to all 86,096,523 shares of Old Abraxis common stock they received in the merger. Under the terms of the registration rights agreement, any securities issued or issuable in respect of Old Abraxis common stock (including our common stock) would have the benefits of the registration rights agreement. Accordingly, in connection with the separation, we entered into a new registration rights agreement with the former American BioScience, Inc. shareholders with respect to 21,524,130 shares of our common stock containing provisions substantially identical to the registration rights agreement entered into in connection with the merger of American BioScience, Inc. and APP in 2006.

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

Stock Repurchase Program

On April 20, 2009, we announced that our board of directors approved a program to repurchase up to $100 million of our common stock. Share repurchases may be commenced, suspended or discontinued at any time without prior notice. During 2009, we repurchased 20,500 shares of our common stock for an aggregate amount of $0.9 million pursuant to the stock repurchase program, which were subsequently retired in 2009.

15. Stock-Based Compensation

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

Unless terminated sooner, our 2007 Stock Incentive Plan will automatically terminate in 2017. Our board of directors has authority to amend or terminate our 2007 Stock Incentive Plan, subject to stockholder approval of some amendments. However, no action may be taken that will affect any shares of common stock previously issued and sold or any option previously granted under our 2007 Stock Incentive Plan, without the grantee’s consent.

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

Shares of our common stock will be issuable upon the vesting of these units. The units granted under American BioScience Restricted Unit Plan I vested upon the completion of the merger of American BioScience, Inc. and American Pharmaceutical Partners in 2006. The units issued under the American BioScience Restricted Unit Plan II generally vested one-half on April 18, 2008 (which was the second anniversary of the closing of the merger). The balance of the shares generally will vest on April 18, 2010. The units entitle their holders to receive a number of our shares of common stock determined on each vesting date based on the notional price that vests on such date divided by our average trading price over the three days prior to vesting; except that if the average trading price of our stock price is less than $66.63, then the notional price is divided by $66.63. The maximum number of our shares that may be issuable under this restricted unit plan is 367,100 shares.

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

As of December 31, 2009, we recorded a current liability of $8.0 million for awards relating to the Plans. We had a long-term liability of $5.8 million at December 31, 2008.

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

Equity Compensation

Restricted Stock Units

At December 31, 2009, 256,705 restricted stock units were outstanding under our 2007 and 2001 Stock Incentive Plan with a weighted average per share market value of $55.29 and with vesting dates ranging from January 2010 to July 2013. Upon vesting, each restricted stock unit entitles the holder to one share of our common stock. Compensation expense related to restricted stock unit grants is based upon the market price on the date of grant and is charged to earnings on a graded amortization basis over the applicable vesting period. Restricted stock units currently granted generally vest ratably over a four year period.

Stock-based compensation costs for all RSU awards (including liability awards) for the years ended December 31, 2009, 2008 and 2007 were $9.7 million, $8.1 million, and $17.2 million, respectively. As of

December 31, 2009, there was $7.1 million of total unrecognized compensation expense related to restricted stocks granted under our stock-based compensation plans, which is expected to be recognized over a weighted average period of 1.6 years.

Following is a reconciliation of unvested restricted stock unit awards as of December 31, 2009:

	Number of Awards	Weighted- Average Grant Date Fair Value(1)	Weighted- Average Remaining Amortization Period (Years)
Outstanding unvested awards at December 31, 2008	248,631	$60.85
Granted	137,278	50.80
Vested	(90,954)	60.50
Forfeited	(38,250)	62.97

Outstanding unvested awards at December 31, 2009	256,705	$55.29	1.77

(1)	Grant date fair values are based on our stock price on the grant date.

Stock Options

We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation, which requires the recognition of compensation cost for all share-based payments, including employee stock options, at fair value. We use the straight-line and graded attribution methods depending on the vesting provision to recognize share-based compensation expense over the vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period.

We adjust stock option compensation on a quarterly basis for revisions to the estimated rate of equity award forfeitures based on actual forfeiture experience. During the fourth quarter of 2009, we revised the forfeiture rate with respect to stock options. The effect of the change in the forfeiture rate resulted in an increase in stock compensation expense of $0.3 million for 2009. No changes in estimated rate of forfeitures were made during 2008. During the fourth quarter of 2007, we revised the forfeiture rate with respect to stock options. The effect of the change in the forfeiture rate resulted in a reduction in stock compensation expense of $1.0 million for 2007. For the years ended December 31, 2009, 2008 and 2007, we recorded stock option compensation expense of $5.3 million, $5.2 million and $4.5 million, respectively.

As of December 31, 2009, we had $8.1 million of total unrecognized compensation expense related to stock options granted under the equity incentive plans, which is expected to be recognized over a weighted average period of 2.0 years.

The fair values of options granted during the years ended December 31, 2009, 2008 and 2007 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as we do not and Old Abraxis did not anticipate paying any dividends. The expected term of awards granted is based upon the historical exercise patterns of the participants in the plans and expected volatility is based on the historical volatility of the stock price over the expected term of the award. The weighted average estimated values of employee stock option grants and rights granted under Old Abraxis’ employee stock purchase plan as well as the weighted average assumptions that were used in calculating such values during the last three years were based on estimates at the date of grant as follows:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands, except per share data)
Stock Options
Risk-free rate	2.1%	2.5%	3.8%
Dividend yield	—	—	—
Expected life in years	5	5	5
Volatility	66%	45%	52%
Weighted average grant date fair value of options granted	$24.15	$27.55	$26.44

Our stock options outstanding that have vested and are expected to vest as of December 31, 2009 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Vested	632,090	$52.82	4.55	$6,178,759
Expected to vest	509,886	50.42	8.94	734,600

Total	1,141,976	$51.75	6.51	$6,913,359

(1)	These amounts represent the difference between the exercise price and $40.55, the closing price of our common stock on December 31, 2009 for in the money options.

The above options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of ASC 718. Options with aggregate grant date fair values of $3.8 million and $5.9 million and with weighted average grant date fair values of $30.75 and $33.19 vested during the years ended December 31, 2009 and 2008, respectively. Options with aggregate fair values of $0.2 million and $1.3 million, weighted average grant date fair values of $19.54 and $27.46 and aggregate intrinsic values of $0.2 million and $0.9 million were exercised during the years ended December 31, 2009 and 2008, respectively. Non-vested options totaling 0.5 million and 0.4 million shares with weighted average grant date fair values of $25.52 and $29.00 were outstanding at December 31, 2009 and 2008, respectively.

Additional information with respect to our stock option activity is as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2007	861,172	$57.98	364,366	$37.50

Granted	79,287	55.02
Exercised	(23,488)	15.63
Forfeited	(17,518)	67.55
Expired	(4,509)	76.54

Outstanding at December 31, 2007	894,944	55.98	461,960	$46.99

Granted	179,714	65.05
Exercised	(46,713)	50.51
Forfeited	(99,990)	67.42
Expired	(11,314)	97.04

Outstanding at December 31, 2008	916,641	56.28	553,864	$50.48

Granted	324,416	42.95
Exercised	(8,522)	36.74
Forfeited	(90,559)	67.51
Expired	—	—

Outstanding at December 31, 2009	1,141,976	$51.75	632,090	$52.82

In connection with the separation, stock options of our employees were converted to reflect the adjusted value of the options based on our stock price after the 2007 separation. The number of options outstanding on the separation date and the associated exercise prices were converted using a rate of 0.4243, which was based on Old Abraxis’ stock price for the 10 consecutive trading days preceding the separation date and our stock price for the 10 consecutive trading days following the separation. No additional stock compensation resulted from the modifications under the provisions of ASC 718 because it was determined the changes were required by the terms of the awards.

The following table summarizes information about our stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.00 – $ 12.43	171,489	0.8	$7.86	171,489	$7.86
$ 12.44 – $ 24.87	12,440	2.1	15.91	12,440	15.91
$ 24.88 – $ 37.30	95,463	7.7	31.35	25,463	30.07
$ 37.31 – $ 49.74	291,931	9.1	45.90	31,510	47.62
$ 49.75 – $ 62.17	111,077	7.4	55.32	81,246	55.59
$ 62.18 – $ 74.61	343,498	7.3	67.65	194,395	68.57
$ 74.62 – $ 87.04	20,133	4.8	80.51	19,602	80.56
$ 87.05 – $ 99.48	16,968	5.5	94.97	16,968	94.97
$ 99.49 – $111.91	74,668	4.8	107.43	74,668	107.43
$ 111.92 – $124.35	4,309	5.2	120.80	4,309	120.80

	1,141,976	6.5	$51.75	632,090	$52.82

16. Employee Benefit Plan

Following the 2007 separation, we adopted and our employees became eligible to participate in a defined contribution plan intended to be tax-qualified. APP cooperated with us to transfer the account balances of our employees to the defined contribution plan adopted by us. We adopted the defined contribution plan in the first quarter of 2008. Prior to the 2007 separation, Old Abraxis sponsored a 401(k) defined-contribution plan, or 401(k) Plan, covering substantially all eligible employees. Employee contributions to the 401(k) Plan are voluntary. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. Our total matching contributions to our 401(k) Plan in 2009 and 2008 and Old Abraxis’ 401(k) Plan in 2007 were $2.2 million, $1.8 million, and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

17. Segment Information

We operate in one business segment. Therefore, the results of operations are reported on a combined basis for purpose of segment reporting.

18. Subsequent Events

In January 2010, we acquired a 100% ownership interest in a Maryland-based diagnostics company for $5.0 million, plus the assumption of certain liabilities and future contingent payments. The acquisition will be accounted for as a business combination and the acquired company’s results of operations will be consolidated in our financial statements from the date of acquisition.

19. Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue	$72,582	$85,129	$96,628	$104,711
Gross profit	63,455	70,513	76,914	84,503
Net loss	(23,301)	(24,280)	(38,044)	(19,143)
Net loss attributable to noncontrolling interest	(380)	(847)	(330)	(95)
Net loss attributable to common shareholders	(22,921)	(23,433)	(37,714)	(19,048)
Net loss per common share:
Basic and diluted	$(0.57)	$(0.58)	$(0.94)	$(0.47)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	(in thousands, except per share data)
Net revenue	$82,142	$77,622	$93,381	$92,164
Gross profit	73,535	67,677	82,253	82,776
Net income (loss)	4,309	(84,143)	(15,059)	(181,878)
Net income (loss) per common share:
Basic and diluted	$0.11	$(2.10)	$(0.38)	$(4.54)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on their evaluation and subject to the foregoing, management concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.

(c) Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Abraxis BioScience, Inc.

We have audited Abraxis BioScience, Inc. (formerly known as New Abraxis, Inc.) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Abraxis BioScience, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Abraxis BioScience, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abraxis BioScience, Inc. as of December 31, 2009 and 2008, and the related consolidated and combined statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Abraxis BioScience, Inc. and our report dated March 12, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 12, 2010

(d) Changes in internal controls.

Management has determined that, as of December 31, 2009, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

a. (1) Financial Statements

The following consolidated and combined financial statements of Abraxis BioScience, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated and Combined Statements of Operations for the Years Ended December 31, 2009, 2008, and 2007

Consolidated and Combined Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008, and 2007

Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 12th day of March, 2010.

ABRAXIS BIOSCIENCE, INC.

By:	/s/ BRUCE J. WENDEL
Bruce J. Wendel
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Patrick Soon-Shiong, Bruce J. Wendel and Mitchell K. Fogelman, and each of them, as attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK SOON-SHIONG, M.D. Patrick Soon-Shiong, M.D.	Executive Chairman	March 12, 2010

/s/ BRUCE J. WENDEL Bruce J. Wendel	Vice Chairman, and Chief Executive Officer	March 12, 2010

/s/ MITCHELL K. FOGELMAN Mitchell K. Fogelman	Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 12, 2010

/s/ KIRK K. CALHOUN Kirk K. Calhoun	Director	March 12, 2010

/s/ DAVID S. CHEN, PH.D. David S. Chen Ph.D.	Director	March 12, 2010

/s/ STEPHEN D. NIMER, M.D. Stephen D. Nimer, M.D.	Director	March 12, 2010

/s/ LEONARD S. SHAPIRO Leonard S. Shapiro	Director	March 12, 2010

/s/ MICHAEL SITRICK Michael Sitrick	Director	March 12, 2010

EXHIBIT INDEX

Exhibit Index

Exhibit Number	Description

2.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Reference is made to Exhibit 2.1 hereto)

10.2	Tax Allocation Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.3	Transition Services Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.4	Employee Matters Agreement among APP Pharmaceuticals, Inc., APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.13	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.15	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.16	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.19	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

Exhibit Number	Description

10.20*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.21	Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.22	Employment Agreement, dated as of May 22, 2008, between the Registrant and David O’Toole (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008)

10.23	Employment Agreement, dated as of October 6, 2008, between the Registrant and Edward Geehr, M.D. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.24	Termination Agreement dated as of November 19, 2008, between Abraxis BioScience, LLC and AstraZeneca UK Limited (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

10.25	Employment Agreement, dated as of April 29, 2009, between the Registrant and Leon O. Moulder, Jr. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009)

10.26	Offer of Employment by Registrant to Richard J. Rodgers (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 9, 2009)

10.27	Offer of Employment by Registrant to Mary Lynne Hedley (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 9, 2009)

10.28†	Offer of Employment by Registrant to Mitchell K. Fogelman

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008)

21.1†	List of Subsidiaries

23.1†	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Filed herewith.