Form 10-K/A
period 2009-12-31
Abraxis BioScience, Inc.
filed 2010-04-26
CIK 1409012

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

The number of shares of common stock outstanding as of March 31, 2010 was 40,323,073.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Abraxis BioScience, Inc. is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 12, 2010 (the “Annual Report”), for the purpose of accelerating the delivery of information that was to be incorporated by reference from its definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our directors and executive officers as of March 31, 2010:

Name	Age	Position(s)

Patrick Soon-Shiong, M.D.	57	Executive Chairman

Bruce Wendel	56	Vice Chairman and Chief Executive Officer

Kirk K. Calhoun	65	Director

David S. Chen, Ph.D.	61	Director

Stephen D. Nimer, M.D.	55	Director

Leonard Shapiro	81	Director

Michael Sitrick	62	Director

Mitchell Fogelman	58	Senior Vice President of Finance and Principal Financial Officer

Patrick Soon-Shiong, M.D. has served as our executive chairman since April 2009. Prior to that, Dr. Soon-Shiong served as chairman and chief executive officer from our separation from old Abraxis BioScience (“Old Abraxis”) in November 2007 until April 2009. Dr. Soon-Shiong also served as chief executive officer of APP Pharmaceuticals, Inc. (“New APP”), the successor to Old Abraxis, from November 2007 through May 2008 and served as the chairman of New APP from the separation until the acquisition of New APP by Fresenius SE in September 2008. He was also the chairman and chief executive officer of Old Abraxis from April 2006 through November 2007. Dr. Soon-Shiong also served American Pharmaceutical Partners (“Old APP”) as its president from July 2001 and chief executive officer and chairman of the board of directors from its inception in March 1996. He also served as president, chief financial officer and a director of American BioScience, Inc. (“ABI”) from June 1994 until April 2006 when Old APP and ABI were merged to form Old Abraxis. Dr. Soon-Shiong has devoted his career to developing next-generation technologies to treat patients with life-threatening diseases. Dr. Soon-Shiong performed the first encapsulated islet transplant in a diabetic patient and co-invented Abraxane® and the nab® tumor targeting technology platform. Noted organizations have recognized Dr. Soon-Shiong’s research with numerous national and international awards such as the Association for Academic Surgery Award for Research, the American College of Surgeons Schering Scholar, the Royal College Physicians and Surgeons Research Award, the Peter Kiewit Distinguished Membership in Medicine Award, and the International J.W. Hyatt Award for Service to Mankind. Dr. Soon-Shiong received the 2006 Gilda Club Award for the advancement of cancer medicine and is a recipient of a 2007 Ellis Island Medal of Honor, the Caritas Award from St. John’s Health Center and the 2007 Lifetime Achievement Award from St. Mary’s Medical Center. In 2008, Dr. Soon-Shiong received the Medical Visionary Award from the Pancreatic Cancer Action Network for his work in pancreatic cancer. He is a co-inventor of over 50 issued United States patents and has published more than 100 scientific papers. Dr. Soon-Shiong holds a degree in medicine from the University of the Witwatersrand and a M.Sc. in science from the University of British Columbia. Dr. Soon-Shiong is a fellow of the American College of Surgeons and the Royal College of Physicians and Surgeons of Canada. Dr. Soon-Shiong serves on the Board of Directors of Fresenius Kabi Pharmaceuticals Holding, Inc., the National Institute of Transplantation, the Technology Council for the Center for Cancer Nanotechnology Excellence at Northwestern University, two advisory boards of the RAND Corporation (the Health Board and the Asia Pacific Policy Board), the President’s Council at the RAND Corporation, the Board of Trustees for the Saint John’s Health Center, the Board of the California NanoSystems Institute at UCLA, the advisory board for the Institute for Technology Advancement (ITA) at the UCLA School of Engineering & Applied Science and the Board of Councilors of the USC Viterbi School of Engineering. In 2009, Dr. Soon-Shiong was appointed as

Chairman of the Steering Committee of Life Sciences of the X-Prize Foundation, Founding Board member of Dossia Foundation and executive director of the UCLA Wireless Health Institute. We believe Dr. Soon-Shiong’s qualifications to be a member of our board includes his experience in operating our business since its inception and other related businesses and his role in the development of the nab® tumor targeting technology platform.

Bruce Wendel has served as a director since December 2009. Mr. Wendel has also served as our chief executive officer since January 2010. Prior to that, Mr. Wendel was our executive vice president of corporate operations and development since the separation in November 2007. Mr. Wendel previously served as executive vice president of corporate development at Old Abraxis from April 2006 to November 2007. From August 2004 to April 2006, Mr. Wendel was the vice president of corporate development for Old APP. From August 2002 to August 2004, he served as vice president, business development and licensing for IVAX Corporation, a multinational company engaged in the research, development, manufacture and marketing of pharmaceutical products. From August 1988 to December 1989, Mr. Wendel served as in-house counsel for Bristol-Myers Squibb, a global biopharmaceutical company and related health care products company, before shifting to business and corporate development from January 1990 to August 2002. Previously, Mr. Wendel also held positions in the legal departments of consumer products companies Playtex and Combe. He earned a J.D. degree from Georgetown University Law School where he was an editor of Law & Policy in International Business, and a B.S. degree from Cornell University. We believe Mr. Wendel’s qualifications to be a member of our board includes his extensive experience in the pharmaceutical industry and his familiarity with our business operations.

Kirk K. Calhoun has served as a director since the separation in November 2007. Mr. Calhoun previously served as a director of Old Abraxis from 2002 to the date of the separation. He joined Ernst & Young LLP in 1965 and served as a partner of the firm from 1975 until his retirement in June 2002 where his responsibilities included both area management and serving clients in a variety of industries. Mr. Calhoun is a certified public accountant with a background in auditing and accounting. Mr. Calhoun is also a director of Response Genetics, Inc. and previously served as a director and audit committee chairman of Aspreva Pharmaceuticals Corporation, Adams Respiratory Therapeutics, Inc. and Replidyne, Inc. Mr. Calhoun holds a B.S. in accounting from the University of Southern California. We believe Mr. Calhoun’s qualifications to be a member of our board includes his experience in financial and accounting matters.

David S. Chen, Ph.D. has served as a director since the separation in November 2007. Dr. Chen previously served as a director of Old Abraxis from June 1998 to the date of the separation. Dr. Chen has been a senior executive vice president of China Development Industrial Bank since February 2004. Dr. Chen also served as president of China Trust Venture Capital Corporation from October 2001 to May 2004 and was the chairman of Cypac Investment Management Limited from 1998 to 2001. He served as Central Investment Holdings Company’s chief executive officer from July 1996 to February 2000, and its chief financial officer from May 1991 to February 1994. Dr. Chen holds a B.S. in agricultural economics from National Taiwan University, a M.B.A. from California State University at Long Beach and a Ph.D. in business administration from Nova University, Florida. We believe Dr. Chen’s qualifications to be a member of our board includes his experience in international financial matters and his global perspective.

Stephen D. Nimer, M.D. has served as a director since the separation in November 2007. Dr. Nimer previously served as a director of Old Abraxis from May 2001 to the date of the separation. Dr. Nimer has been associated with Memorial Sloan-Kettering Cancer Center since 1993. He is a Vice Chair of the Department of Medicine and he holds the Alfred P. Sloan Endowed Chair. He was head of the division of hematologic oncology from 1996-2008, and has served as chief of the hematology service since 1993. He has also taught medicine at the Cornell University School of Medicine since 1993, and pharmacology, since 2005. Dr. Nimer holds a M.D. from the University of Chicago and a B.S. in biology from Massachusetts Institute of Technology. We believe Dr. Nimer’s qualifications to be a member of our board includes his extensive knowledge of clinical oncology, basic science and the health care industry.

Leonard Shapiro has served as a director since the separation in November 2007. Mr. Shapiro previously served as a director of Old Abraxis from July 2002 to the date of the separation. He has more than 50 years of business experience as an entrepreneur and founder of Shapco, Inc., a manufacturer and distributor of pipe products, where he has been the chief executive officer since 1960. As chief executive officer of Shapco, Inc., he presided over the firm’s real estate investment activities in addition to its manufacturing and distribution operations. Shapco,

Inc., together with its subsidiaries, employs over 300 employees in various locations throughout the western United States. We believe Mr. Shapiro’s qualifications to be a member of our board includes his decades of experience in a manufacturing and distribution company.

Michael S. Sitrick has served as a director since December 2009. Mr. Sitrick previously served as a director of Old Abraxis from August 2006 until the date of separation and as a director of New APP from November 2007 until September 2008 when New APP was sold to Fresenius SE. Mr. Sitrick is the chairman and chief executive officer of Sitrick Brincko LLC, a wholly-owned subsidiary of Resources Connection, Inc. Sitrick Brincko is a strategic communications, corporate advisory and restructuring firm and is also the successor firm to Sitrick and Company, one of the nation’s leading strategic public relations firms. Prior to forming Sitrick and Company in 1989, Mr. Sitrick served as senior vice president communications for Wickes Companies, Inc. and a member of that company’s senior management group from 1981 to 1989. Before joining Wickes, Mr. Sitrick headed corporate communications and advertising for National Can Corporation, was a Group Supervisor for a Chicago public relations firm and served as an assistant director of public information in the Richard J. Daley administration in Chicago. Mr. Sitrick serves on the board of Turnaround Management Association and previously served on the board of Biovail. He holds a B.S. degree in business administration and journalism from the University of Maryland, College Park. We believe Mr. Sitrick’s qualifications to be a member of our board includes his experience in advising pharmaceutical companies and their boards on communication issues.

Mitchell Fogelman has served as our principal accounting and financial officer since February 2010 and as our senior vice president of finance since October 2009. Prior to that, Mr. Fogelman served as senior vice president of finance, chief financial officer and treasurer of CytRx Corporation from September 2007 to December 2008. From 1982 to 2007, Mr. Fogelman worked at International Aluminum Corporation, last serving as senior vice president-finance, chief financial officer and corporate secretary from June 2000 to August 2007. Mr. Fogelman is a CPA who worked at PricewaterhouseCoopers LLP from 1975 to 1982. He earned his M.B.A. in finance and quantitative analysis from the Anderson School of Management at the University of California, Los Angeles, and his B.A. degree in mathematics from the University of California, Los Angeles.

Board Leadership Structure

In 2009, we separated the roles of CEO and Executive Chairman. This structure reflects the importance of the strategic guidance of our founder, Dr. Soon-Shiong, in setting the strategic direction of the company and his continued commitment to our growth, while allowing our CEO to be responsible for the day-to-day leadership of the company. In addition, this structure permits our Executive Chairman to focus on the development of the Abraxis Health business.

Although the board has not formally designated a lead independent director, Mr. Calhoun, the chairman of the audit committee, has led the executive session of the independent directors.

Controlled Company Status and Director Independence

Under the NASDAQ Marketplace Rules, we are a “Controlled Company” since Dr. Soon-Shiong and entities affiliated with him beneficially own over 80% of the voting power of our securities. As a Controlled Company, we are exempt from certain NASDAQ listing requirements including the requirement to have (i) a majority of independent directors, (ii) the compensation of executive officers determined or recommended by a majority of independent directors or a compensation committee comprised solely of independent directors, and (iii) director nominees selected or recommended for the board of directors’ selection either by a majority of independent directors or a nominating committee comprised solely of independent directors.

The board of directors has evaluated the relationships between the directors and us and has determined that each of our directors other than Dr. Soon-Shiong and Mr. Wendel is “independent” as defined in the NASDAQ Marketplace Rules.

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

Compensation Committee. The compensation committee currently consists of David S. Chen and Stephen D. Nimer, each of whom is “independent” as defined in the NASDAQ Marketplace Rules. The Compensation Committee’s responsibilities include (i) determining the salary and bonus of executive officers, including the Chief Executive Officer, and (ii) acting as administrator to our stock incentive plans, and exercising the authority conferred by the board concerning such plans. The compensation committee charter may be viewed at our website at http://www.abraxisbio.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

Meetings and Attendance

During the year ended December 31, 2009, the board of directors met 9 times. The audit committee held 7 meetings during the year ended December 31, 2009. The compensation committee held 2 meetings during the year ended December 31, 2009. Except for Michael Sitrick, who was appointed to the board of directors in December 2009, all directors attended at least 75% of all meetings of the board of directors and the committees on which they served after becoming a member of the board or committee in 2009. We and the board expect all directors to attend the 2010 Annual Meeting barring unforeseen circumstances or irresolvable conflicts.

Executive Sessions of Non-Management Directors

The non-management directors of our board meet in executive session, generally at regularly scheduled meetings of the board of directors or at other times as considered necessary or appropriate. A presiding director is chosen by the non-management directors to preside at each meeting and does not need to be the same director at each meeting.

Risk Management

Our board’s role in our risk oversight procedures includes receiving regular reports from members of senior management on areas of material risk to our business, including operational, financial and legal and regulatory risks. Our audit committee also oversees management of financial risks and potential conflicts of interests while our compensation committee reviews risks relating to our compensation plans and arrangements. In addition, special committees of our board may be formed to the extent deemed appropriate by the board to oversee specific projects that may involve risk. While these committees may be responsible for evaluating and/or reviewing certain risks, the entire board is regularly informed through committee reports about such risks.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our common stock. Reporting Persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received or written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2009, all Reporting Persons complied with these filing requirements on a timely basis.

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

2009 Overview

In anticipation of the contemplated spin-off of Abraxis Health, we hired Leon (Lonnie) O. Moulder as our CEO in April 2009 to oversee the growth of the Abraxis BioScience business, in order to permit our Executive Chairman to focus on the Abraxis Health business. In connection with his employment, we entered into an employment agreement with him that gave him a base salary, annual incentive bonuses and long-term equity-based awards that we believed to be competitive with comparable companies. We also granted him 200,000 restricted stock units (RSUs), which would vest solely upon the satisfaction of certain performance criteria. At the time that Mr. Moulder resigned as our CEO in January 2010, this performance criteria had not been met and therefore the RSUs never vested and were forfeited and reconveyed to our company.

After we hired Mr. Moulder as our CEO, he then hired new executive management team members to assist in the operations of the Abraxis BioScience business following the completion of the anticipated spin-off of Abraxis Health, including Richard Rodgers as our CFO and Dr. Mary Lynn Hedley as our Executive Vice President of Operations and Chief Scientific Officer. We entered into employment agreements with certain of our new executive management team. We believe that the terms of these employment agreements were competitive. When Mr. Moulder resigned in January 2010, Mr. Rodgers and Dr. Hedley resigned shortly thereafter.

Our Compensation Committee

Our compensation committee approves all compensation and awards to executive officers, including the Executive Chairman, CEO, CFO/principal financial officer and the other executive officers named in the Summary Compensation Table below, all of whom we refer to as the named executive officers, or NEOs. The compensation committee’s membership is determined by our board of directors and is currently composed of two non-employee directors, both of whom are independent under SEC and Nasdaq rules.

The compensation committee generally meets quarterly to perform its duties and periodically approves and adopts, or makes recommendations to our board regarding, compensation decisions. Our Executive Chairman, CEO, CFO/principal financial officer, general counsel and/or head of human resources also participate in compensation committee meetings at the discretion of the committee. The compensation committee has the authority to delegate its responsibilities. At times, management has engaged compensation consultants to review our compensation practices and presented information from those consultants to our compensation committee for review, but the compensation consultants have not made specific recommendations for the compensation of our executive officers.

The compensation committee meets outside the presence of our CEO and Executive Chairman to consider their respective compensation. When determining the base salary and annual cash incentive awards of our CEO and Executive Chairman, the compensation committee reviews and assesses their annual performance, the performance of the company, their importance to our operations, and comparative data. In addition, the compensation committee considered significant ownership in our company of Dr. Soon-Shiong, who was our CEO until April 2009 when he became our Executive Chairman, in determining his overall compensation. In the past, the Old Abraxis compensation committee determined that equity awards would not be as effective an incentive for Dr. Soon-Shiong as compared to our other executive officers due to his large ownership percentage; however, in 2008 and 2009, the compensation committee approved equity awards to Dr. Soon-Shiong in the same manner as and consistent with what had been approved for other executive officers.

For all other executive officers, including our NEOs (other than the CEO and the Executive Chairman), our CEO makes recommendations to the compensation committee with respect to the appropriate base salary, payments to be made under our annual cash incentive program and grants of long-term equity incentive awards. The annual performance of our executive officers is considered by the compensation committee when making decisions on setting base salary, targets for and payments under our annual cash incentive plan, and grants of long-term equity incentive awards. In determining the individual performance of our executive officers, the compensation committee reviews the overall performance of the company and the business unit in which the executive officer participates, as well as any significant individual contributions. The compensation committee determines annually the specific target cash bonus amounts for each of our executive officers based on a percentage of his or her base salary, with the actual amount paid being based on the overall performance of the company and individual performance. In addition, if the compensation committee determines, based on management’s recommendation, that the contribution of an individual executive officer is significant to the overall performance of the company or the business unit in which the executive participates, the compensation committee may make discretionary cash or equity awards to such executive. When making the compensation decisions for executive officers, including our NEOs, the compensation committee also considers the importance of the position to us, the past salary history of the individual, the competitive landscape for the executive officer’s position and skill set, and the contributions to be made by the executive officer to us.

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

Attracting and retaining talent. To attract and retain executives with the ability and experience necessary to lead us and deliver strong performance to our stockholders, we target cash compensation and long-term incentives to be competitive with peer companies. Prior to the separation, the Old Abraxis compensation committee approved targeting at the 50th percentile of competing pharmaceutical companies. We continue to review compensation paid to our competitors generally, but our compensation committee has not targeted executive compensation at any percentile of competitive companies since the separation from Old Abraxis. Neither our compensation committee nor management has engaged compensation consultants to recommend specific compensation for our executive officers. For each individual officer, we also consider our needs for that officer’s skill set, experience, the contribution that the officer has made or we believe will make, whether the executive officer’s skill set is easily transferable to other potential employers, the historical amounts paid to similarly situated employees and the competitive landscape for the executive officer’s skill set and position, because we believe that we compete with our competitors for executive talent.

Inspire teamwork and motivate superior performance. Our compensation committee uses a combination of business unit goals and individual performance measures to inspire teamwork and motivate exceptional performance. Annual incentive compensation awards have been based on the actual achievement of certain corporate and business unit performance goals, including certain business initiatives aimed at improving future earnings. In some instances, annual incentive compensation is determined following the year for which compensation is paid based on management review of achievements of company performance during the prior year. To the extent that goals are set prior to or during the performance year, the goals are set so that the attainment of the targets is not assured and requires significant effort by our executives.

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

Aligning performance with stockholder interests. We seek to align the performance of our NEOs with stockholder interests through the grant of stock options, shares of restricted stock, and/or awards of restricted stock units under our 2007 stock incentive plan. Because the price of our common stock is subject to external factors, we also provide annual incentive compensation linked to our financial, operational and individual performance. Historically, stock options, restricted stock, or restricted stock units granted to our NEOs vest solely based on the passage of time; however, in connection with Mr. Moulder’s employment agreement, we also granted Mr. Moulder restricted stock units that vests solely upon satisfaction of certain performance criteria. In 2010, we granted certain of our executive officers restricted stock units that vest solely upon certain performance criteria to encourage the creation of stockholder value through the achievement of strategic objectives. However, we intend to use time-vested equity awards for most of the awards granted to our employees to encourage long-term value creation and executive retention because executives can realize value from such rewards only if they remain employed by us until the awards vest.

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

Base Salaries. The base salaries of executive officers, including our NEOs, are reviewed annually and may be adjusted by the compensation committee in accordance with certain criteria which include individual performance, the functions performed by the officer, the scope of the officer’s on-going duties, general changes in the compensation peer group in which we compete for executive talent, historical salaries of similarly situated employees and our general financial performance. The weight given each such factor by the compensation committee may vary from individual to individual.

The base salaries of NEOs prior to our separation from Old Abraxis were determined in part based upon the recommendations of a compensation consultant engaged following the merger of Old APP with ABI to form Old Abraxis in 2006. Following our separation from Old Abraxis, management has at times engaged compensation consultants to review our compensation practices and presented information from those consultants to our compensation committee for review, but the compensation consultants have not made specific recommendations for the compensation of our executive officers. Management has made recommendations to our compensation committee for the base salaries of our NEOs based on certain criteria, including individual performance, the functions performed by the officer, the scope of the officer’s ongoing duties, general changes in the compensation peer group in which we compete for executive talent, and our general financial performance. The weight given each such factor by the compensation committee may vary from individual to individual. In April 2010, given their substantial contributions to the company and consistent with the merit increases to other employees with “outstanding” performance ratings and, in the case of Mr. Wendel, his recent promotion to Chief Executive Officer, the compensation committee approved increases to Dr. Soon-Shiong’s and Mr. Wendel’s base salaries to $1,031,940, and $500,000, respectively.

Annual Performance Incentives. We believe that periodic bonus awards can serve to motivate the executive officers to achieve annual performance goals, using more immediate measures for performance than those reflected in the appreciation in value of stock options.

Due to the undetermined timing of the anticipated separation of our business from Old Abraxis during the course of 2007, the Old Abraxis compensation committee did not establish a corporate bonus plan for 2007. As a result, our compensation committee considered several factors in determining the bonuses for our NEOs for 2007, including their individual efforts in connection with the separation, the increase in stockholder value as a result of the separation, and other corporate efforts such as the completion of several acquisitions during 2007.

For 2008, management made bonus recommendations to the compensation committee based on the achievement of certain individual objectives and corporate performance following the end of 2008. Each employee, including each of our NEOs, had a bonus target which represented a percentage of the employee’s base salary based on the employee’s position with the company. The target bonus for each of our NEOs other than Dr. Soon-Shiong was 50% of his base salaries. The target bonus for Dr. Soon-Shiong was 100% of his base salary. The employee’s bonus target amounts were then multiplied by a percentage representing the performance of the company during 2008. The factors included in determining corporate performance included, but was not limited to, overall sales, manufacturing, business development activity, and the achievement of regulatory, research & development and clinical operations goals. After reviewing the company’s performance for 2008, management recommended that the company performance multiplier be 94%. Following this determination, each individual bonus was then multiplied by a percentage representing the employee’s individual performance as determined by management, which ranged from 0% to 104%, depending upon whether the individual’s performance met, exceeded or was below expectations. To preserve cash, 60% of all 2008 bonuses (including to our NEOs) were paid in the form of cash, with the remainder being paid in the form of restricted stock units.

For 2009, the compensation committee did not establish individual objective or corporate performance goals to determine bonuses prior to the end 2009, but determined the amount of bonuses for our NEOs for 2009 based on recommendations from management based on individual performance reviews and other criteria presented to the committee. Generally, employees received cash incentives payments for 2009 based on a percentage of the employee’s target bonus based on their personal performance ratings, with employees receiving between 0% and 150% of their target bonuses. The target bonuses for Dr. Soon-Shiong and Mr. Moulder were 100% and 75% of their base salaries, respectively. The target bonus for Mr. Wendel and Dr. Hedley was 50% of their base salaries and the target bonus for Mr. Rodgers was 45% of his base salary. In April 2010, given their substantial contributions to the company and consistent with the merit increases to other employees with “outstanding” performance ratings, the compensation committee approved bonuses for Dr. Soon-Shiong’s and Mr. Wendel for 2010 at 130% of their respective base salaries. In addition, the compensation committee set the target bonus for Mr. Wendel at 65%, in part given his recent promotion to Chief Executive Officer and approved agreements with Dr. Soon-Shiong and Mr. Wendel requiring that we pay an amount to each of these officers to compensate for any additional taxes that may be payable as a result of the application of the excise tax associated with Section 280G of the Internal Revenue Code on the benefits received under the change-in-control agreements and any other benefits contingent on a change in control.

We currently do not have a formal policy that would adjust or recover any bonus amounts previously paid to our executive officers if the corporate performance objectives upon which these payments are based are subsequently restated or otherwise adjusted in a manner that would have reduced the size of the bonus amount.

Long-Term Incentives. We believe that stock ownership by management is beneficial in aligning management and stockholder interests, thereby enhancing stockholder value. Our stock incentive plan allows for grants of stock options, restricted stock, restricted stock units and other equity awards. Equity awards may be granted to management, including our executive officers, and other employees under the stock incentive plan, which is administered by our board of directors through the compensation committee. The compensation committee advises the board of directors with respect to, and approves all awards made to, our executive officers. The majority of awards granted under our stock incentive plan has been in the form of a combination of stock options and restricted stock units. Because of the direct relationship between the value of an equity award and the stock price, the compensation committee believes that equity awards motivate the executive officers to manage our business in a manner that is consistent with stockholder interests. Stock option grants and other equity awards are intended to focus the attention of the recipient on our long-term performance, which we believe results in improved stockholder value, and to retain the services of the executive officers in a competitive job market by providing significant long-term earnings potential. To this end, stock options and other equity awards will generally vest and become fully exercisable over a four-year period. However, under our stock incentive plan, equity awards may be granted with differing vesting periods or based upon the achievement of certain performance criteria. The principal factors considered in granting stock options and other equity awards to our executive officers has been prior performance, level of responsibility, other compensation, and the officer’s ability to influence our long-term growth and profitability. However, our equity plans do not generally provide any quantitative method for weighting these factors, and the compensation committee’s decisions with respect to grant awards will be based primarily upon subjective evaluations of the past as well as future anticipated performance.

Due to the undetermined timing of the separation of our business from Old Abraxis during the course of 2007, the Old Abraxis compensation committee did not award any stock options or other equity awards to our NEOs in 2007. In November 2008, our compensation committee granted equity awards to each of our employees, including our NEOs, whose value equaled approximately 150% of the employee’s base salary in order to compensate our employees for the lack of awards in 2007. As discussed above, our NEOs received 40% of their 2008 annual performance incentive bonuses in the form of restricted stock units in lieu of cash.

In March 2010, our compensation committee awarded our executive officers options and restricted stock units in accordance with management’s recommendation that were based on the executive’s 2009 performance, his length of employment, the amount of awards granted to similarly situated employees and the executive’s outstanding awards. The compensation committee also approved awards to our Executive Chairman and CEO of 75,000 and 50,000 restricted stock units, respectively, which vest solely upon the achievement of certain performance criteria.

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

Post-Termination Compensation

Certain executive officers have agreements that provide for payments upon certain terminations of their employments. We believe that these provisions helped us to attract and retain these persons for their positions. Our severance provisions for the NEOs are summarized in “Agreements with our NEOs” below.

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

Accounting for Stock-Based Compensation. Beginning in the first quarter of 2006, we began accounting for stock-based payments in accordance with the requirements of FASB ASC Topic 718 using the modified retrospective approach. Under this approach, the fair value of stock-based employee compensation was recorded as an expense in the current year.

Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. We believe we are in compliance with the statutory provisions which became effective January 1, 2005.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2009 and our 2010 Annual Stockholders’ Meeting Proxy Statement. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this 2010 Annual Stockholders’ Meeting Proxy Statement and irrespective of any general incorporation language in such filing.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of each person who served as our CEO or CFO in 2009 and our other executive officers for 2009, 2008 and 2007.

Name and Principal Position	Year	Salary (1)($)	Bonus (2)($)	Stock Awards (3)($)	Option Awards (4)($)	Non-Equity Incentive Plan Compensation (5)($)	All Other Compensation (6)($)	Total ($)
Patrick Soon-Shiong Executive Chairman	2009 2008 2007	962,446 945,000 916,250	— — —	397,830 531,553 —	— 229,394 —	1,277,640 567,000 945,000	1,640,518 1,534,945 1,277,953	4,278,434 3,807,892 3,139,203
Bruce Wendel Executive Vice President of Corporate Operations and Development	2009 2008 2007	434,808 402,115 312,308	— — —	101,798 239,033 —	— 101,250 —	290,062 145,350 170,000	12,163 11,021 35,708	838,831 898,769 518,016
Lonnie Moulder(7) Former Chief Executive Officer/President	2009 2008 2007	420,000 — —	100,000 — —	11,865,000 — —	5,392,883 — —	— — —	— — —	17,777,883 — —
Richard Rodgers(8) Former Senior Vice President and Chief Financial Officer	2009 2008 2007	170,000 — —	35,000 — —	477,300 — —	359,161 — —	— — —	— — —	1,041,461 — —
David O’Toole(9) Former Executive Vice President and Chief Financial Officer	2009 2008 2007	249,231 223,077 —	— 50,000 —	87,366 224,995 —	— 95,304 —	— 124,800 —	832,070 — —	1,168,667 718,176 —
Mary Lynn Hedley(10) Former Chief Scientific Officer and Chief Medical Officer	2009 2008 2007	194,615 — —	50,000 — —	795,500 — —	897,902 — —	— — —	— — —	1,938,017 — —
Edward Geehr (11) Former Executive Vice President of Operations	2009 2008 2007	268,077 89,904 —	— 50,000 —	21,402 239,033 —	— 101,250 —	— 20,400 —	725,326 — —	1,014,805 500,587 —

(1)	Includes salary paid by Old Abraxis prior to the date of separation. In 2007, Old Abraxis paid $843,558 and $286,282 to Dr. Soon-Shiong and Mr. Wendel, respectively.
(2)	The annual cash incentive awards that are paid to the executive officers are reflected under the Non-Equity Incentive Plan Compensation column. The bonuses paid to the executive officers in this column represent signing bonuses.
(3)	The amount shown in this column reflects the aggregate grant date fair value of the restricted stock awards made to our executive officers in 2009, 2008 and 2007 in accordance with FASB ASC Topic 718. The award for Mr. Moulder in 2009 includes an equity award that would have vested upon certain performance criteria that were not satisfied at the time that the award terminated in connection with the termination of Mr. Moulder’s employment in January 2010. See footnote 2 to the “Grants of Plan-Based Awards” table.
(4)	The amount shown in this column reflects the aggregate grant date fair value of options awarded to our executive officers in each of 2009, 2008 and 2007 in accordance with FASB ASC Topic 718.
(5)	The amount shown in this column represents the annual cash incentive award earned under the Management Incentive Compensation Program. See “Compensation Discussion and Analysis—Elements of Executive Compensation—Bonuses” above.

(6)	The table below provides the aggregate incremental cost of the components of Other Annual Compensation provided by or paid for by us (or Old Abraxis prior to the separation) for the personal benefit of the NEOs to the extent that such NEO received Other Annual Compensation in excess of $10,000 in each of 2009, 2008 and 2007.

	Other Annual Compensation ($)
	Dr. Soon-Shiong			Mr. Wendel			Mr. O’Toole	Mr. Geehr
	2009	2008	2007	2009	2008	2007	2009	2009
Personal Use of Aircraft (a)	130,525	165,302	205,782	—	—	—	—	—
Security (b)	1,493,529	1,353,628	1,063,363	—	—	—	—	—
Relocation Expenses (c)		—	—	—	—	28,243	26,422	26,422
Termination Payments (d)	—	—	—				818,815	687,411

Other (e)	16,464	16,014	8,808	12,163	11,021	7,465	13,255	11,493

Total:	1,640,518	1,534,945	1,277,953	12,163	11,021	35,708	832,070	725,326

(a)	For security and management efficiency reasons, certain of our executive officers travel on our private aircraft primarily for business-related matters. The methodology that we use to calculate our incremental direct operating cost for an officer’s personal use of the aircraft is based on the cost of fuel, trip-related airport fees, and pilot meals and lodging. Since the aircraft is primarily used for business travel, the methodology excludes the fixed costs which do not change based on the usage of the aircraft (such as pilot salaries) and non-trip related hangar and maintenance expenses.
(b)	For security-related reasons, we provide our Executive Chairman with the use of cars, security drivers, security systems and other security services.
(c)	In 2007, we provided for relocation expenses that were incurred by Mr. Wendel, as well as cost of living adjustments. In 2009, we provided relocation expenses that were incurred by Mr. Geehr.
(d)	In connection with termination of employment of Mr. Geehr and Mr. O’Toole, we paid them the amount that they would have been entitled to under their employment agreement, as if they had been terminated without cause.
(e)	We paid certain group life insurance and matched certain contributions made by our executive officers to our 401K plan. In addition, we paid an executive benefit to our Executive Chairman and Mr. Wendel. From time to time, our Executive Chairman obtains informal legal, business or technical advice from a limited number of employees of the company relating to non-company matters and uses certain office space, not otherwise being used or needed by the company, for such matters. We have determined that both the time spent by these employees and the use of such office space was not material to the company, did not result in any incremental cost to the company and did not affect in any material respect any employee’s obligations to the company. The Executive Chairman will reimburse the company if in the future the audit committee determines that such time or use results in an incremental cost to the company as to which reimbursement is appropriate under the circumstances.
(7)	Mr. Moulder served as our Chief Executive Officer from March 2009 to January 2010.
(8)	Mr. Rodgers served as our Senior Vice President and Chief Financial Officer from July 2009 through February 2010.
(9)	Mr. O’Toole served as our Chief Financial Officer until July 2009.
(10)	Dr. Hedley served as our Executive Vice President and Chief Scientific Officer from July 2009 through February 2010.
(11)	Mr. Geehr served as our Executive Vice President of Operations until August 2009.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information regarding the grants of annual cash incentive compensation, stock options and restricted stock to our

NEOs made in 2009.

Name	Grant Date	Estimate Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimate Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Patrick Soon-Shiong	—	708,750	945,000	1,417,500	—	—	—	—		—		—	—
	2/3/09	—	—	—	—	—	—	5,641	(3)	—		—	397,830
Lonnie O. Moulder	—	365,650	487,500	731,250	—	—	—	—		—		—	—
	4/29/09	—	—	—	100,000	150,000	200,000	—		—		—	9,492,000
	4/29/09	—	—	—	—	—	—	50,000	(4)	—		—	2,373,000
		—	—	—	—	—	—	—		200,000	(4)	47.46	5,392,883
Bruce Wendel	—	127,500	170,000	255,000	—	—	—	—		—		—	—
	2/3/09	—	—	—	—	—	—	1,446	(3)	—		—	101,798
Richard Rodgers		114,750	153,000	229,500	—	—	—	—		—		—	—
	7/13/09	—	—	—	—	—	—	15,000	(4)			—	477,300
	7/13/09	—	—	—	—	—	—	—		20,000	(4)	31.82	359,161
Mary Lynn Hedley		165,000	220,000	330,000	—	—	—	—		—		—	—
	7/13/09	—	—	—	—	—	—	25,000	(4)			—	795.500
	7/13/09	—	—	—	—	—	—	—		50,000	(4)	31.82	897,902
David O’Toole	—
	2/3/09	—	—	—	—	—	—	1,241	(4)	—		—	87,366
Edward Geehr	—	159,375	212,500	318,875	—	—	—	—		—		—	—
	2/3/09	—	—	—	—	—	—	304	(4)	—		—	21,402

(1)	These columns show the range of awards under our 2009 Corporate Bonus Program. The “threshold” column represents the minimum payout for the performance metrics under the Management Cash Incentive Program assuming that the minimum level of performance is attained. The “target” column represents the amount payable if the performance metrics are reached. The “maximum” column represents the maximum payout for the performance metrics under the 2009 Corporate Bonus Program assuming that the maximum level of performance is attained.
(2)	Equity award vests solely upon the satisfaction of certain performance criteria that were not satisfied at the time that the award terminated in connection with the termination of Mr. Moulder’s employment. The “threshold” column represents the minimum amount that would have vested upon the satisfaction of certain performance criteria. The “target” column represents the amount that would have vested if the middle range of certain performance criteria had been achieved. The “maximum” column represents the maximum amount that would have vested upon the satisfaction of the performance criteria. None of the performance criteria had been achieved at the time that the award terminated in connection with the termination of Mr. Moulder’s employment in January 2010.
(3)	Equity awards vest 25% on date of grant with the remaining vesting in (2) equal installments on each of 1/15/10 and 1/15/11.
(4)	Equity awards vest in four (4) equal installments on each anniversary of the grant thereof. The unvested portion of the equity awards were forfeited and reconveyed to the company for Mr. Moulder, Mr. Rodgers, Dr. Hedley, Mr. O’Toole and Mr. Geehr in connection with their termination of employment.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth the outstanding equity awards of our NEOs at the end of 2009.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Patrick Soon-Shiong	79,556				6.29	3/15/10
	85,920				9.43	3/8/11
	2,781				70.12	11/18/14
	5,704				77.13	11/18/14
	16,054				108.96	2/16/15
	917				119.85	2/16/15
	1,660	4,980	(1)		64.99	11/5/18
	384	1,155	(1)		71.49	11/5/18
							6,134	(2)	248,734
							4,231	(3)	171,567
Lonnie O. Moulder		200,000	(4)		47.46	4/28/19
							50,000	(5)	2,027,500
										200,000	(6)	8,110,000
Bruce Wendel	10,607				65.73	8/9/14
	3,181	1,061	(7)		72.02	4/17/16
	1,590	531	(7)		70.63	5/19/16
	919	2,759	(1)		64.99	11/5/18
							2,758	(2)	111,836
							1,084	(3)	43,956
Richard J. Rodgers		20,000	(8)		31.82	7/12/19
							15,000	(9)	608,250
Mary Lynn Hedley		50,000	(10)		31.82	7/12/19
							25,000	(11)	1,013,750

(1)	Stock options which vest in four equal annual installments beginning on 3/1/09.
(2)	Restricted stock units which vest in four equal annual installments beginning on 3/1/09.
(3)	Restricted stock units which vest in two equal annual installments beginning on 1/15/10.
(4)	Stock options which vest in four equal annual installments beginning on 4/29/10. The unvested potion of the equity award was forfeited upon termination of employment.
(5)	Restricted stock units which vest in four equal annual installments beginning on 4/29/10. The unvested potion of the equity award was forfeited upon termination of employment.
(6)	Restricted stock units which vests solely upon the satisfaction of certain performance criteria. This award terminated without any vesting upon termination of employment.
(7)	Stock options which vest in four equal annual installments beginning on 5/21/07.
(8)	Stock options which vest in four equal annual installments beginning on 6/22/10. The unvested potion of the equity awards were forfeited upon termination of employment.
(9)	Restricted stock units which vest in four equal annual installments beginning on 6/22/10. The unvested potion of the equity awards were forfeited upon termination of employment.
(10)	Stock options which vest in four equal annual installments beginning on 7/13/10. The unvested potion of the equity awards were forfeited upon termination of employment.
(11)	Restricted stock units which vest in four equal annual installments beginning on 7/13/10. The unvested potion of the equity awards were forfeited upon termination of employment.

OPTION EXERCISES AND STOCK VESTED

The following table reflects the aggregate value realized by the NEOs for option exercises and for restricted stock units that vested in 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Patrick Soon-Shiong			3,455	$218,978
Bruce Wendel			1,282	79,342
David O’Toole			2,029	91,767
Edward Geehr			2,972	129,130

AGREEMENTS WITH OUR NEOs AND PAYMENTS UPON TERMINATION

The following is a description of selected terms of the employment agreements that we have entered into with our NEOs, as such terms relate to the compensation reported and described in the “Compensation Discussion and Analysis” section above. Since each of these employment agreements has been terminated, prior to the date hereof, we have also described below the amounts that the NEO were paid in connection with the termination of these agreements.

Employment Agreements with Lonnie Moulder

Under the terms of his employment agreement, Mr. Moulder received an annual base salary of $650,000, which was subject to annual review by the Company’s board of directors, and was eligible to participate in the bonus plan designed for other executive officers. Mr. Moulder’s target bonus was 75% of his base salary. The agreement also provided that Mr. Moulder would (i) receive a signing bonus payment of $100,000 and (ii) be reimbursed for relocation costs and expenses up to $50,000. If Mr. Moulder voluntarily terminated his employment or was terminated for “Cause” during his first year of employment, he agreed to repay the signing bonus and relocation costs. In addition, if as a result of change of control transaction Mr. Moulder would have been subject to an excise tax associated with Section 280G of the Internal Revenue Code on the benefits received in connection with such transaction, Mr. Moulder would have been entitled to receive a tax gross-up payment for any taxes imposed or arising under Section 4999 of the Internal Revenue Code or any successor thereto, subject to certain limitations.

In the event that Mr. Moulder’s employment was terminated (i) by the Company without “Cause,” or (ii) by him for “Good Reason,” then Mr. Moulder would be entitled to receive (in addition to his salary up to the termination date and post-termination benefits under company benefit plans) a lump sum payment equal to his then-current annual base salary plus a prorated target bonus for the year in which termination occurs. In addition, any equity awards held by Mr. Moulder would accelerate with respect to an additional 25% of the underlying shares. If Mr. Moulder was terminated (i) by the Company without “Cause,” or (ii) by him for “Good Reason” within 24 months following a transaction in which the holders of our voting stock ceased to beneficially own more than 50% of the voting capital stock of the Company or a successor following such transaction, or the Company sold all or substantially all of its assets, then Mr. Moulder would have received (in addition to his salary up to the termination date and post-termination benefits under company benefit plans) a lump sum payment equal to two times his then-current base salary, plus two times his annual target bonus, plus a prorated target bonus for the year in which the termination occurs. Any equity awards would have accelerated and vested in full upon any such change of control transaction.

In connection with his employment, Mr. Moulder was granted (i) an option to purchase 200,000 shares of the Company’s common stock that vested in four equal annual installments and that had an exercise price equal to $47.46, (ii) 50,000 restricted stock units that vested in four equal annual installments and (iii) 200,000 restricted stock units that vested solely upon the satisfaction of certain performance criteria.

Mr. Moulder resigned his employment with us effective January 27, 2010. As a result of his resignation, Mr. Moulder’s employment agreement was terminated. Under the terms of his employment agreement, we paid Mr. Moulder a severance payment in the amount of $1,015,959. In addition, 12,500 the shares subject to the restricted stock unit award and 50,000 of the shares subject to the stock option award that were granted to Mr. Moulder in connection with his employment agreement accelerated upon his resignation. The value of the restricted stock units that accelerated on the date of termination was $517,000 based on a closing price of $41.36 on that date. The accelerated vesting of the portion of stock option award did not have any value on such date since the closing price on that date was less than the exercise price.

Employment Agreements with Mary Lynn Hedley and Richard Rodgers

Under the terms of their offer letters, Dr. Hedley and Mr. Rodgers received an annual base salary of $440,000 and $340,000, respectively, and were eligible to participate in the bonus plan designed for other employees. Dr. Hedley’s and Mr. Rodger’s target bonuses were 50% and 45%, respectively, of base salary. Mr. Rodger’s offer letter also provided that he would (i) receive a signing bonus payment of $35,000 and (ii) be reimbursed for relocation costs and expenses up to $50,000. Dr. Hedley’s offer letter provided that she would receive a signing bonus payment of $50,000. If Dr. Hedley or Mr. Rodgers voluntarily terminated their employment (other than for “Good Reason”) or is terminated for “Cause” during their first year of employment, they agreed to repay their signing bonus and relocation costs, as applicable. In addition, if as a result of change of control transaction either Dr. Hedley or Mr. Rodgers would have been subject to an excise tax associated with Section 280G of the Internal Revenue Code on the benefits received in connection with such transaction, they would have been entitled to receive a tax gross-up payment for any taxes imposed or arising under Section 4999 of the Internal Revenue Code or any successor thereto, subject to certain limitations.

In the event that Dr. Hedley’s or Mr. Rodger’s employment was terminated (i) by the Company without “Cause,” or (ii) by them for “Good Reason,” in each case prior to the consummation of a change of control transaction, then Dr. Hedley and Mr. Rodgers, as applicable, would have been entitled to receive a lump sum payment equal to eighteen months of their then-current annual base salary plus a prorated target bonus for the year in which termination occurs. In addition, any equity awards held by Dr. Hedley and Mr. Rodgers, as applicable, would accelerate with respect to an additional 25% of the underlying shares. In the event of a change of control transaction, each of Dr. Hedley and Mr. Rodgers will be entitled to receive a lump sum bonus payment equal to eighteen months of his/her then-current annual base salary plus a prorated target bonus for the year in which the change of control transaction occurs. In addition, any equity awards would accelerate and vest in full upon any such change of control transaction.

In connection with his employment, Mr. Rodgers was granted (i) an option to purchase 20,000 shares of the Company’s common stock, which options vest in four equal annual installments beginning on June 22, 2010, the first anniversary of the vesting commencement date, and have an exercise price equal to $31.82 and (ii) 15,000 restricted stock units, which vest in four equal annual installments. In connection with her employment, Dr. Hedley was granted (i) an option to purchase 50,000 shares of the Company’s common stock, which options vest in four equal annual installments, and have an exercise price equal to $31.82 and (ii) 25,000 restricted stock units, which vest in four equal annual installments.

Mr. Rodgers resigned his employment with us effective February 3, 2010 and Dr. Hedley resigned her employment with us effective February 4, 2010. As a result of their resignations, both Mr. Rodgers’ and Dr Hedley’s employment agreements were terminated. Under the terms of their employment agreements, we paid Mr. Rodgers and Dr. Hedley severance payments in the amounts of $520,153 and $543,671, respectively. The value of the restricted stock units that accelerated on the date of termination for Mr. Rodgers and Dr. Hedley were $153,938 and $250,750 respectively, based on the closing prices of our common stock on such dates. The value of stock option award for Mr. Rodgers and Dr. Hedley that accelerated on the date of termination were $46,150 and $103,750, respectively, based on the difference between the closing price of our common stock on their respective termination dates and the exercise price of their respective awards. The closing prices of our common stock on the dates of termination for Mr. Rodgers and Dr. Hedley were $41.05 and $40.12, respectively.

Employment Agreements with David O’Toole and Edward Geehr

Under the terms of their employment agreements, Mr. O’Toole and Dr. Geehr received annual base salaries of $400,000 and $425,000, respectively, in each case subject to annual review by the board of directors. In addition, both Mr. O’Toole and Dr. Geehr were eligible to participate in the company’s general benefit plans, as well as the annual cash bonus plan designed for other executive officers. At their discretion, the compensation committee generally sets the target bonus goals each fiscal year for the annual cash bonus plan, generally based on a percentage of base salary; however, in the case of Dr. Geehr, the terms of his employment agreement provided that his 2009 target bonus level was set at 50% of base salary.

In the event that the employment of Mr. O’Toole or Dr. Geehr was terminated (i) by the company without “Cause” or (ii) by them for “Good Reason” other than following a sales transaction in which their employment agreements were assumed, then he would have been entitled to receive an amount equal to (i) 150% of the his salary based and (ii) a bonus calculated based on the average of the last two annual incentive bonuses paid prorated to the date of termination, which amount would have been payable over twelve months following the date of termination (the “Severance Period”). In addition, any stock options and other equity awards granted to him would have accelerated up to the end of the Severance Period. These severance payments and benefits were contingent on Mr. O’Toole or Dr. Geehr, as applicable, agreeing not to compete with the company during the Severance Period and executing a general release in favor of the company.

Mr. O’Toole resigned his employment with us on July 9, 2009 and Mr. Geehr resigned his employment with us on August 7, 2009. As a result of their resignations, both Mr. O’Toole’s’ and Mr. Geehr’s employment agreements were terminated. Under the terms of their employment agreements, we paid Mr. O’Toole and Mr. Geehr severance payments in the amounts of $818,815 and $687,411, respectively. The value of the restricted stock units that accelerated on the date of termination for Mr. O’Toole and Mr. Geehr were $60,004 and $32,560 respectively, based on the closing prices of our common stock on such dates.

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

The following table sets forth specified information regarding the compensation for 2009 of our directors who are not employees:

Name	Fees Earned ($)	Option Awards ($)(1)	Total ($)
Kirk K. Calhoun	55,000	202,865	257,865
David S. Chen	46,500	202,865	249,365
Stephen D. Nimer	30,500	202,865	233,365
Leonard Shapiro	48,000	202,865	250,865
Michael Sitrick(2)	0	202,865	202,865

(1)	The amount shown in this column reflects the aggregate grant date fair value of options awarded to our non-employee directors in 2009 in accordance with FASB ASC Topic 718. At December 31, 2009, each of the non-employee directors had the following number of stock options outstanding: Mr. Calhoun, 36,439; Dr. Chen, 33,575, Dr. Nimer, 43,121, Mr. Shapiro, 36,439 and Mr. Sitrick, 10,000.
(2)	Mr. Sitrick was appointed to our board on December 10, 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2010, for (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each of the directors, (iii) each of the named executive officers appearing in the Summary Compensation Table below, and (iv) all of the directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned (1)	Percent of Class (%)
5% Stockholders
California Capital Limited Partnership (2) 10182 Culver Boulevard Culver City, CA 90232	9,432,714	23.39%
Patrick Soon-Shiong, Trustee (3) Patrick Soon-Shiong 2009 GRAT 1 10182 Culver Boulevard Culver City, CA 90232	5,758,758	14.28%
Patrick Soon-Shiong, Trustee (4) Patrick Soon-Shiong 2009 GRAT 2 10182 Culver Boulevard Culver City, CA 90232	5,758,758	14.28%
Michele B. Soon-Shiong, Trustee (5) Michele B Soon-Shiong 2009 GRAT 1 10182 Culver Boulevard Culver City, CA 90232	5,758,757	14.28%
Michele B. Soon-Shiong, Trustee (6) Michele B Soon-Shiong 2009 GRAT 2 10182 Culver Boulevard Culver City, CA 90232	5,758,758	14.28%
D. E. Shaw Valence Portfolios, L.L.C (7) 120 W. 45th Street, Tower 45, 39th Floor New York, NY 10036	2,372,381	5.88%
Directors and Named Executive Officers (8)
Patrick Soon-Shiong, M.D. (9) (10)	33,214,269	82.37%
Lonnie Moulder (11) (12)	62,500	*
Bruce Wendel (13)	19,664	*
Richard Rodgers (14) (15)	8,750	*
Mary Lynn Hedley, M.D. (16)(17)	18,750	*
Edward Geehr (18)	2,972	*
David O’Toole (19)	2,029	*
David S. Chen, Ph.D. (20)	23,575	*
Stephen D. Nimer, M.D. (21)	33,121	*
Leonard Shapiro (22)	26,439	*
Kirk K. Calhoun (23)	26,439	*
Michael Sitrick	0	*
All named executive officers and directors as a group (twelve (12) persons) (24)	33,438,508	82.93%

*	Represents beneficial ownership of less than 1% of issued and outstanding common stock on March 31, 2010.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentage of shares beneficially owned is based on 40,323,073 shares of common stock outstanding as of March 31, 2010. To our knowledge, except as indicated in the footnotes to this table, and subject to applicable community property laws, such persons have sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.
(2)	California Capital Limited Partnership has shared voting power of 9,432,714 shares and has shared dispositive power and is deemed to be the beneficial owner of 9,432,714 shares.

(3)	Patrick Soon-Shiong 2009 Grat 1 has shared voting power of 5,758,758 shares and has shared dispositive power and is deemed to be the beneficial owner of 5,758,758 shares.
(4)	Patrick Soon-Shiong 2009 Grat 2 has shared voting power of 5,758,758 shares and has shared dispositive power and is deemed to be the beneficial owner of 5,758,758 shares.
(5)	Michele B. Soon-Shiong 2009 Grat 1 has shared voting power of 5,758,757 shares and has shared dispositive power and is deemed to be the beneficial owner of 5,758,757 shares.
(6)	Michele B. Soon-Shiong 2009 Grat 2 has shared voting power of 5,758,758 shares and has shared dispositive power and is deemed to be the beneficial owner of 5,758,758 shares.
(7)	The amount shown and the following information were provided by D.E. Shaw Valence Portfolios, L.L.C. pursuant to a Schedule 13G/A filed on February 16, 2010. The Schedule 13G/A indicated that D.E. Shaw Valence Portfolios, L.L.C. had shared and dispositive power of 2,372,381 along with D. E. Shaw & Co., L.P and David E. Shaw.
(8)	Except as otherwise indicated, the address of each of the executive officers and directors is c/o Abraxis BioScience, Inc., 11755 Wilshire Boulevard, Suite 2000, Los Angeles, California 90025.
(9)	Includes 33,014,732 comprised of 23,035,031 shares of common stock held by held by certain grantor annuity trusts of which either Dr. Soon-Shiong or his spouse is the trustee and certain family members of Dr. Soon-Shiong are beneficiaries; 9,432,714 shares of common stock held by the California Capital Limited Partnership, of which an entity controlled by Dr. Soon-Shiong is the general partner; and 546,987 shares of common stock held by the Soon-Shiong Community Revocable Trust. Dr. Soon-Shiong disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these entities.
(10)	Includes 29,545 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(11)	Includes 50,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2010
(12)	Mr. Moulder resigned on January 27, 2010.
(13)	Includes 18,809 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(14)	Includes 2,500 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(15)	Mr. Rodgers resigned on February 3, 2010.
(16)	Includes 12,500 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(17)	Dr. Hedley resigned on February 4, 2010.
(18)	Mr. Geehr resigned on August 7, 2009.
(19)	Mr. O’Toole resigned on July 9, 2009.
(20)	Includes 23,575 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(21)	Includes 33,121 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(22)	Represents 26,439 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(23)	Represents 26,439 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2010.
(24)	See footnotes (9) through (23). Includes 222,928 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2010.

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

The following table provides information about the Stock Incentive Plan and the ABI RSU Plans as of December 31, 2009:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	1,141,976	$51.75	4,858,024
Equity Compensation Plans Not Approved by Security Holders

Total	1,141,976	$51.75	4,858,024

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

Until May 2008, our former chief executive officer and current Executive Chairman, Patrick Soon-Shiong, and our former chief financial officer, were also the chief executive officer and chief financial officer, respectively of New APP. Dr. Soon-Shiong also owned approximately 80% of the outstanding capital stock of New APP prior to its sale to Fresenius SE and served as its chairman of the board until September 2008.

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

Transition Services Agreement

Pursuant to the transition services agreement, we and New APP will continue to provide to one another various services on an interim, transitional basis for periods up to 24 months, depending on the particular service. Services that we provide to New APP include legal services (e.g., assistance with SEC filings, labor and employment matters, and litigation support), financial services and corporate development. Services that New APP provides to us include information technology support, tax services, legal services, accounts payable services, internal audit services, accounts receivable services, general accounting related assistance, corporate insurance and franchise tax services, human resources, customer operations, sales and marketing support, corporate purchasing and facility services and regulatory support (including assistance with state and federal license renewals). Payments made under the transition services agreement are based on the providing party’s actual costs of providing a particular service. This agreement will terminate after a period of 24 months, but generally may be terminated earlier by either party as to specific services on certain conditions. For the year ended December 31, 2009, we incurred net transition service income of $1.2 million with New APP.

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

For the period ended December 31, 2009, we incurred $2.7 million of facility management fees and incurred fees of $1.4 million for earned margins relating to the manufacture of Abraxane ® by New APP for us.

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

For the period ended December 31, 2009, we had $2.7 million in net rental income relating to these real estate leases.

Other

We entered into employment agreements with certain of our NEOs. See the discussion of these agreements under “Agreements with Our NEOs” and “Payments upon Termination.” In addition, we also employ Edith Lee, the sister-in-law of our executive chairman, as our Senior Director of Administration. We recognized compensation expense in 2009 for her of approximately $218,000, representing her salary, bonus and equity compensation. In December 2009, we purchased preferred stock and warrants to purchase preferred stock of ITA Partners, Inc., a critical illness management company, for an aggregate purchase price of $5 million. Our executive chairman had previously purchased preferred stock in ITA and was an approximately 20% shareholder at the time of our investment. This transaction was approved by the independent directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for professional services provided by Ernst & Young in each of the last two fiscal years were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
	(in thousands)	(in thousands)
Audit fees	1,311	1,643
Audit-related fees	528	1,242
Tax fees	65	256
All other fees	—	—

Total	$1,904	$3,141

Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young, as described in the audit committee’s charter. Audit fees included fees associated with the integrated audit of our consolidated financial statements and our internal control over financial reporting and the statutory audits of various of our subsidiaries. Audit-related fees principally include fees associated with the audit and review of documents filed with the SEC related primarily to the pending spin-off of Abraxis Health. Tax fees include fees for tax compliance, tax advice and tax planning services.

Our audit committee has considered whether the audit-related, tax and all other services provided by Ernst & Young are compatible with maintaining that firm’s independence.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(3) Exhibits

Exhibit Number	Description

2.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Reference is made to Exhibit 2.1 hereto)

10.2	Tax Allocation Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.3	Transition Services Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.4	Employee Matters Agreement among APP Pharmaceuticals, Inc., APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.13	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.15	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.16	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.19	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (Incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

Exhibit Number	Description

10.20*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.21	Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.22	Employment Agreement, dated as of May 22, 2008, between the Registrant and David O’Toole (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008)

10.23	Employment Agreement, dated as of October 6, 2008, between the Registrant and Edward Geehr, M.D. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.24	Termination Agreement dated as of November 19, 2008, between Abraxis BioScience, LLC and AstraZeneca UK Limited (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

10.25	Employment Agreement, dated as of April 29, 2009, between the Registrant and Leon O. Moulder, Jr. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009)

10.26	Offer of Employment by Registrant to Richard J. Rodgers (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 9, 2009)

10.27	Offer of Employment by Registrant to Mary Lynne Hedley (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 9, 2009)

10.28	Offer of Employment by Registrant to Mitchell K. Fogelman (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010)

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010)

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010)

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 26th day of April 2010.

ABRAXIS BIOSCIENCE, INC.

By:	/S/ BRUCE J. WENDEL
Bruce J. Wendel
Chief Executive Officer