Form 10-Q
period 2010-03-31
Abraxis BioScience, Inc.
filed 2010-05-07
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the registrant had 40,386,809 shares of $0.001 par value common stock outstanding.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$191,439	$203,312
Accounts receivable, net of chargebacks of $1,348 in 2010 and $1,445 in 2009 and credit returns of $1,171 in 2010 and $1,026 in 2009	57,657	47,220
Related party receivable	—	51
Inventories	56,215	54,209
Prepaid expenses and other current assets	31,355	40,994
Deferred income taxes	25,510	25,510

Total current assets	362,176	371,296
Property, plant and equipment, net	247,423	236,798
Investments in unconsolidated entities	9,656	22,774
Intangible assets, net of accumulated amortization of $155,003 in 2010 and $144,908 in 2009	142,248	144,633
Goodwill	253,821	241,361
Other non-current assets	65,767	51,518

Total assets	$1,081,091	$1,068,380

Liabilities and equity
Current liabilities:
Accounts payable	$22,115	$28,577
Accrued liabilities	94,225	88,723
Accrued litigation costs	57,635	57,635
Related party payable	1,815	334
Income taxes payable	282	142
Deferred revenue	3,158	3,138

Total current liabilities	179,230	178,549
Deferred income taxes, non-current	31,765	29,507
Long-term portion of deferred revenue	4,082	4,867
Other non-current liabilities	14,983	9,192

Total liabilities	230,060	222,115
Equity
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 40,023,073 and 40,107,334 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	40	40
Additional paid-in capital	1,216,951	1,213,707
Accumulated deficit	(378,808)	(375,805)
Accumulated other comprehensive income	3,227	5,011

Total stockholders’ equity	841,410	842,953
Noncontrolling interest	9,621	3,312

Total equity	851,031	846,265

Total liabilities and equity	$1,081,091	$1,068,380

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Abraxane revenue	$87,947	$70,093
Other product revenue	18,767	525
Other revenue	4,116	1,964

Net revenue	110,830	72,582
Cost of sales	22,630	9,127

Gross profit	88,200	63,455
Operating expenses:
Research and development	33,446	32,331
Selling, general and administrative	50,413	45,149
Amortization of intangible assets	10,088	9,950

Total operating expenses	93,947	87,430

Loss from operations	(5,747)	(23,975)
Equity in net (loss) income of unconsolidated entities	(1,009)	1,031
Interest income	565	1,146
Other income (expense)	2,687	(1,440)

Loss before income taxes	(3,504)	(23,238)
(Benefit) provision for income taxes	(239)	63

Net loss	$(3,265)	$(23,301)

Net loss attributable to noncontrolling interest	(262)	(380)

Net loss attributable to common shareholders	$(3,003)	$(22,921)

Basic and diluted net loss per common share	$(0.07)	$(0.57)

Stock-based compensation is included above in the following classification:
Cost of sales	$104	$103
Research and development	185	1,192
Selling, general and administrative	1,391	3,119

	$1,680	$4,414

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2010

(in thousands)

	Stockholders’ Equity
	Common Stock				Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	(unaudited)
Balance at December 31, 2009	40,107	$40	$1,213,707	$(375,805)	$5,011	$3,312	$846,265
Exercise of stock options	169	—	1,398	—	—	—	1,398
Net settlement of vested restricted stocks	47	—	(1,230)	—	—	—	(1,230)
Equity-based compensation	—	—	3,076	—	—	—	3,076
Noncontrolling interest related to business combination	—	—	—	—	—	6,875	6,875
Other	—	—	—	—	—	(304)	(304)
Comprehensive loss:
Net loss	—	—	—	(3,003)	—	(262)	(3,265)
Unrealized gain on available-for-sale securities	—	—	—	—	(1,301)	—	(1,301)
Foreign currency translation adjustments	—	—	—	—	(483)	—	(483)

Comprehensive loss	—	—	—	—	—	—	(5,049)

Balance at March 31, 2010	40,323	$40	$1,216,951	$(378,808)	$3,227	$9,621	$851,031

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,265)	$(23,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,788	13,835
Amortization of deferred revenue	(765)	(1,412)
Other than temporary loss on marketable securities	—	2,944
Gain on derivatives	(320)	(436)
Equity-based compensation	1,680	4,414
Deferred income taxes	4	638
Equity in net loss (income) of unconsolidated entities	1,009	(1,031)
Gain on sale of marketable securities	—	(792)
Gain on sale of subsidiary	—	(2,667)
Gain related to DSC equity investment	(1,773)	—
Loss on disposal of property, plant and equipment	290	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,005)	(1,542)
Cash collateral for reacquisition of agreement	—	300,631
Related party, net	289	(199)
Inventories	(1,952)	4,138
Prepaid expenses and other current assets	13,335	2,111
Accounts payable and accrued expenses	(7,699)	(20,414)
Reacquisition payable	—	(268,000)
Other non-current assets and liabilities	(5,893)	450

Net cash provided by operating activities	5,723	9,367

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,331)	(18,963)
Cash from consolidation of Drug Source Company	15,099	—
Cash paid for acquisition	(5,754)	—
Purchases of investments and marketable securities	(3,000)	—
Investment in notes receivable	(10,000)	—
Proceeds from sale of subsidiary	—	2,046
Proceeds from sale of marketable securities	—	3,676

Net cash used in investing activities	(18,986)	(13,241)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,398	269

Net cash provided by financing activities	1,398	269
Effect of exchange rates on cash and cash equivalents	(8)	13

Net decrease in cash and cash equivalents	(11,873)	(3,592)
Cash and cash equivalents, beginning of period	203,312	306,390

Cash and cash equivalents, end of period	$191,439	$302,798

See notes to condensed consolidated financial statements.

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or other future periods. The balance sheet information at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary. The primary beneficiary of a variable interest entity (VIE) is the party that has a controlling financial interest in the VIE and has (1) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb the VIE’s losses or the right to receive benefits from the VIE, that could potentially be significant to the VIE. Variable interests are ownership, contractual or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. We have a variable interest in one VIE, DiThera, Inc., and because we are the primary beneficiary, the VIE is consolidated in our financial statements.

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

Investments

We review quarterly our available-for-sale securities and cost method investments for other than temporary declines in fair value and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. For the three months ended March 31, 2010, we did not have any other than temporary losses. For the three months ended March 31, 2009, we recognized other than temporary losses of $2.9 million on available-for-sale securities whose values, based on market quotation, had declined significantly below their carrying value. The loss is included in “Other income and expense” in the condensed consolidated statements of operations.

Subsequent Events

We have evaluated subsequent events through the date of issuance of our financial statements in this Form 10-Q.

Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard which amends guidance regarding consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity (the “QSPE”). This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the standard requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This standard is effective for us beginning on January 1, 2010. Adoption of this standard did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. The standard amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The standard also significantly expands the disclosures related to a vendor’s multiple-deliverable arrangement. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are evaluating the impact of this standard on our consolidated financial statements.

In April 2010, the FASB issued new accounting guidance to provide clarification on the classification of a share-based payment award as either equity or a liability. Under ASC 718, Compensation-Stock Compensation, a share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2010, the FASB issued new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. We are evaluating the impact of this standard on our consolidated financial statements.

(2) Earnings Per Share Information

Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares used for the basic calculations plus the weighted average dilutive shares, unless the impact of including the dilutive shares are anti-dilutive. Net loss per share for basic and dilutive shares was the same since we had a net loss for the three months ended March 31, 2010 and 2009. Calculations of basic and diluted loss per common share information are based on the following:

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands, except per share data)
Basic and dilutive numerator:
Net loss attributable to common shareholders	$(3,003)	$(22,921)

Denominator:
Weighted average common shares outstanding—basic	40,181	40,081
Net effect of weighted average dilutive stock options and restricted stock awards	—	—

Weighted average common shares outstanding—diluted	40,181	40,081

Net loss per common share—basic	$(0.07)	$(0.57)

Net loss per common share—diluted	$(0.07)	$(0.57)

Potentially dilutive shares not included	189	271

(3) Acquisitions

Acquisition of Diagnostic Company

In January 2010, we acquired a 100% ownership interest in a U.S.-based diagnostics company for a total purchase price of $5.8 million, including the assumption of certain liabilities and future contingent payments. In accordance with FASB ASC 805 Business Combinations, the acquisition was accounted for as a business combination and the assets, liabilities and results of operations of the acquired company were consolidated in our financial statements from the date of acquisition.

The following table summarizes the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values at the date of acquisition (in thousands):

Current assets (net of cash acquired)	$96
Property, plant and equipment	34
Intangible assets	5,570
Goodwill	10,346
Current liabilities	(377)
Deferred tax liability	(2,248)
Other long-term liabilities	(7,660)

Total purchase price	$5,761

The fair value of the acquired company at the time of the acquisition was estimated at $5.8 million. As the acquired entity is a private company, the fair value was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures.

The following table summarizes the fair values allocated to the intangible assets at the date of acquisition:

	Weighted- average Remaining Life
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(unaudited, in thousands)
Technology	9.8 yrs	$5,340	$89	$5,251
Other	0.8 yrs	230	38	192

Total		$5,570	$127	$5,443

The intangibles assets are all definite-lived intangibles and have weighted average lives of approximately 9.5 years.

The excess of the purchase price over the net tangible and intangible assets acquired resulted in goodwill of $10.3 million. Goodwill is not deductible for income tax purposes.

We also recorded $7.7 million in other long-term liabilities as the estimated fair value of our contingent consideration arrangement. The contingent consideration arrangement requires us to pay between $3.0 million to $10.5 million to the former shareholders dependent upon the net revenues earned at each threshold. In determining the fair value of the contingent consideration, we considered the projected revenues of the acquired company and the estimated probability of achieving each revenue threshold. A discount rate of 5% was used to calculate the present value of the estimated contingent payments based on the overall assessed risk associated with the contingent payments.

Acquisition of Controlling Interest in DSC

In March 2010, Drug Source Company, LLC (DSC) acquired one of its member’s partnership interest thereby increasing our ownership interest in DSC from 50% to 67%. Prior to the business combination, we accounted for our investment in DSC under the equity method. The acquisition date fair value of our previous 50% equity interest was estimated to be $12.2 million. In accordance with FASB ASC 805 Business Combinations, we recognized a gain of $1.8 million as a result of the re-measuring to fair value our equity interest in DSC prior to the business combination. The gain is recorded in other income in our consolidated statements of operations.

As we now have a controlling interest in DSC, the assets, liabilities and results of operations of DSC are consolidated in our financial statements from the date of acquisition. The following table summarizes the fair values of the assets and liabilities recorded on the date after the business combination (in thousands):

Cash and cash equivalents	$15,099
Accounts receivable	6,337
Other current assets	2,595
Property, plant and equipment	273
Intangible assets	2,080
Goodwill	2,114
Other current assets	123

Total assets	$28,621

Current liabilities	$7,789
Non-controlling interest	6,875
Abraxis’investment in Drug Source Company, LLC	13,957

Total liabilities and equity	$28,621

Pursuant to the business combination, goodwill of $2.1 million was recognized. Goodwill is not deductible for income tax purposes. We also recorded intangible assets of $2.1 million comprising primarily of customer and supplier relationships. The intangible assets are all definite-lived intangibles and have weighted average lives of approximately 9.9 years.

The fair value of the 33% noncontrolling interest was recorded at $6.9 million and reflects the estimated fair values of the assets and liabilities of DSC at the date of acquisition. As DSC is a private company, the fair value was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in FASB ASC 820, Fair Value Measurements and Disclosures.

The amounts of revenue and earnings of DSC included in our consolidated statements of operations from the acquisition date to the period ending March 31, 2010 were as follows (unaudited, in thousands):

Net revenue	$5,461
Net income attributable to Abraxis BioScience, Inc.	325

Supplemental Pro Forma Data

The following represents pro forma results as if DSC had been included in our consolidated statements of operations for the entire three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Pro forma financial results:
Net revenue	$114,548	$109,813
Net loss attributable to Abraxis BioScience, Inc.	(3,129)	(22,611)

Adjustments have been made for additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied as of January 1, 2009, together with the consequential tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved if the acquisitions had been effective on January 1, 2009.

(4) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
	(in thousands)
Finished goods	$11,177	$3,908
Work in process	13,273	18,235
Raw materials	31,765	32,066

	$56,215	$54,209

Inventories consist of products currently approved for marketing and may, from time to time, include certain products pending regulatory approval. Occasionally, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we consider the market, pricing and demand for competing products, anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. No inventory held at March 31, 2010 or December 31, 2009 was pending regulatory approval.

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

(5) Fair Value

Fair value measurement

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1	–	Valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	–	Valuations based on quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly; and

Level 3	–	Valuations based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable, thus, reflecting assumptions about the market participants.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following fair value hierarchy tables present information about each major class of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. All of the investments below reflect strategic investments.

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of March 31, 2010
	(unaudited, in thousands)
Marketable equity securities	$8,602	$—	$—	$8,602
Marketable debt securities	—	—	17,035	17,035
Warrants and options	—	4,610	—	4,610

Total assets at fair value	$8,602	$4,610	$17,035	$30,247

Contingent consideration	$—	$—	$7,660	$7,660

Total liabilities at fair value	$—	$—	$7,660	$7,660

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2009
	(in thousands)
Marketable equity securities	$6,902	$—	$—	$6,902
Marketable debt securities	—	—	16,977	16,977
Warrants and options	—	4,289	—	4,289

Total assets at fair value	$6,902	$4,289	$16,977	$28,168

Warrants and options are measured at fair value at each reporting period using market prices and the change in market value is recognized as realized gains or losses and recorded in other income (expense).

Level 3 assets consist of interest bearing convertible notes with maturity dates in 2011, 2015 and 2018. There is limited market activity for these convertible notes such that the determination of fair value requires significant judgment or estimation. The convertible notes are initially measured at acquisition cost and subsequently valued by considering, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the inability to sell the investment in an active market, the creditworthiness of the issuer, and, the timing of expected future cash flows.

As of March 31, 2010, we reported $7.7 million as the fair value of the contingent consideration pursuant to our acquisition of a U.S.-based diagnostics company (See Note 3 – Acquisitions). The contingent consideration is classified as a Level 3 liability.

We also review quarterly our cost method investment for other than temporary declines in fair value. Since the fair value of a cost method investment is not readily determinable, we assess for potential impairment when an event or change in circumstances has occurred in the period that may have a significant adverse effect on the fair value of the investment. The carrying amount of our cost method investment was $3.1 million as of March 31, 2010 and December 31, 2009.

Assets Measured at Fair Value on a Nonrecurring Basis

We evaluate our long-lived assets and goodwill for potential impairment under the provisions of FASB ASC 360 Property, Plant and Equipment and ASC 350 Intangibles-Goodwill and Other, respectively, when changes in events and circumstances indicate that the assets might be impaired. There were no re-measurements to fair value for the three months ended March 31, 2010.

Fair value of other financial instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. Cash equivalents include investments with maturities of three months or less at the time of acquisition. At March 31, 2010 and December 31, 2009, the carrying amounts of items comprising current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. Additionally in February 2010, we entered into a notes receivable agreement for $10 million. The note bears interest at 5% annually and is payable in five equal annual installments beginning in February 2011. We accounted for the notes receivable as a cost basis investment.

(6) Marketable Securities

The following tables summarize our marketable securities by category as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	(unaudited, in thousands)
	Adjusted Cost	Gross Unrealized Gains	Fair Value
Marketable equity securities	$5,404	$3,198	$8,602
Marketable debt securities	14,089	2,946	17,035

	December 31, 2009
	(in thousands)
	Adjusted Cost	Gross Unrealized Gains	Fair Value
Marketable equity securities	$2,404	$4,498	$6,902
Marketable debt securities	14,031	2,946	16,977

Gains or losses on marketable equity and debt securities considered to be temporary are included in accumulated other comprehensive income at each measurement date. We had net unrealized gains of $1.3 million and $2.5 million on marketable equity securities for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, we did not have any other than temporary losses. For the three months ended March 31, 2009, we recognized other than temporary losses of $2.9 million on available-for-sale securities. Other than temporary losses are included in other income and expense in the statements of operations. Additionally, for the three months ended March 31, 2009, we had gross realized gains of $0.7 million on proceeds of $3.7 million from the sale of marketable securities.

(7) Related Party Transactions

Related party transactions at March 31, 2010 consisted of $1.8 million in payables to APP Pharmaceuticals, Inc. (APP). At December 31, 2009, we had receivables of $0.1 million from Drug Source Company and $0.3 million in payables to APP.

Transactions with APP Pharmaceuticals

In connection with the separation of APP and us on November 13, 2007, we entered into a number of agreements that govern the relationship between APP and us for a period of time after the separation. The agreements were entered into while we were still a wholly owned subsidiary of Old Abraxis. These agreements include (i) a tax allocation agreement, (ii) an employee matters agreement, (iii) a transition services agreement, (iv) a manufacturing agreement and (v) various real estate leases. Transactions relating to these agreements recorded in our condensed consolidated statements of operations are summarized in the following table:

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Other revenue:
Net rental income	$647	$769
Cost of sales:
Manufacturing and distribution costs	588	300
Facility management fees	750	500
Selling, general and administrative
Net general and administrative costs	124	363

Tax Allocation Agreement

The tax allocation agreement allocates the liability for taxes prior to the 2007 separation of APP and us. Under the tax allocation agreement, APP is responsible for and has agreed to indemnify us against all tax liabilities to the extent they relate to APP’s hospital-based business, and we are responsible for and have agreed to indemnify APP against all tax liabilities to the extent they relate to our proprietary products business. The tax allocation agreement also provides the extent to which, and the circumstances under which, the parties would be liable if the distribution were not to constitute a tax-free distribution under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code. In general, we are required to indemnify APP for any taxes resulting from a failure of the distribution to so qualify, unless such failures results solely from APP’s specified acts. In April 2010, APP received a notification from the internal revenue service in connection with their review of Old Abraxis’ 2006 tax treatment of the timing of recognition of consideration received in a licensing transaction related to our business. We estimate that our maximum liability to APP under the tax allocation agreement from this review is approximately $7 million. However, we believe the tax position taken by Old Abraxis was appropriate and will be upheld. Accordingly, we have not taken any accrual for this potential contingency.

(8) Accrued Liabilities

Accrued liabilities consisted of the following at:

	March 31, 2010	December 31, 2009
	(unaudited)
	(in thousands)
Sales and marketing	$3,190	$5,226
Marketing rebates	6,375	9,513
Payroll and employee benefits	25,155	23,660
Legal	35,359	30,491
Liability award plan	6,692	7,986
Other	17,454	11,847

	$94,225	$88,723

(9) Stock-Based Compensation

We had outstanding restricted stock unit awards which were accounted for as liability awards and as such, were required to be marked to fair value each reporting period. In connection with the final settlement of these liability awards, we recorded adjustments to reflect the vesting date fair value of the awards which resulted in reductions of $0.9 million and $2.2 million in selling, general and administrative expense and research and development expense, respectively, for the three months ended March 31, 2010.

(10) Income Taxes

Our effective tax rate for the three months ended March 31, 2010 was approximately 6.8% resulting in a benefit for income taxes. The effective tax rate differs from the statutory rate primarily as the result of the application of a valuation allowance against the net income tax benefit for the year

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At March 31, 2010, we had $0.7 million of accrued interest. We do not have any returns currently subject to examination by tax authorities or any open audits.

(11) Comprehensive (Loss) Income

Elements of comprehensive (loss) income, net of income taxes, were as follows:

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Foreign currency translation adjustments	$(483)	$(2,025)
Unrealized (loss) gain on marketable equity securities	(1,301)	2,094

Other comprehensive (loss) income	(1,784)	69
Net loss	(3,265)	(23,301)

Comprehensive loss	$(5,049)	$(23,232)

Comprehensive loss attributable to noncontrolling interest	$(262)	$(380)

Comprehensive loss attributable to common shareholders	$(4,787)	$(22,852)

At March 31, 2010 and 2009, we had cumulative foreign currency translation loss adjustments of $0.1 million and $0.7 million, respectively. In addition, at March 31, 2010 and 2009, we had cumulative unrealized gains of $3.3 million and losses of $0.2 million, respectively, on marketable securities.

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

(13) Contingencies

Certain legal proceedings in which we are involved are discussed in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material developments to the legal proceedings discussed in our 2009 Annual Report.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission, or the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain forward-looking statements within the meaning of federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. These risks and uncertainties include those described in “Part II, Other Information, Item 1A. Risk Factors“ and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements, whether express or implied, are not guarantees of future performance and are subject to risks and uncertainties, which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	the amount and timing of costs associated with the continuing launch of Abraxane® in Europe and abroad;

•	our ability to maintain and/or improve sales and earnings performance;

•	the actual results achieved in further clinical trials of Abraxane® may or may not be consistent with the results achieved to date;

•	the market adoption of any new pharmaceutical products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

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

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, including “Item 1: Business”; “Item 1A: Risk Factors“; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.”

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

Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Acts). The Acts contain broad provisions that will be implemented over the next several years. We are currently evaluating the impact of the Acts on our business; however, our evaluation is dependent upon the issuance of final regulations and the Acts’ impact on insurance companies and their relationships with drug manufacturers. Based on our initial and ongoing evaluation of the Acts, we do not believe that the Acts will have a material impact on our business in 2010. Potential impacts of the Acts on our business beyond 2010 are inherently difficult to predict, but thus far we have not identified any provisions that we believe will have a material impact on our business going forward.

Effective January 1, 2010, the Acts require an increase in the Medicaid rebate rate for certain pharmaceutical products from 15.1 percent to 23.1 percent. This increase will apply to rebates for Abraxane® . Over the last year, less than 10 percent of the prescriptions for our drugs have been reimbursed by Medicaid. Based on a historical review of our Medicaid rebates, we believe that the increase in the Medicaid rebate will decrease our net revenues by less than one percent in 2010.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and March 31, 2009

The following table sets forth the results of our operations for the three months ended March 31, 2010 and 2009, and forms the basis for the following discussion of our operating activities:

	Three Months Ended March 31,		Change Favorable (Unfavorable) 2010 vs. 2009
	2010	2009	$	%
	(unaudited, in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Abraxane	$87,947	$70,093	$17,854	25%
Other products	18,767	525	18,242	3475%
Other	4,116	1,964	2,152	110%

Net revenue	110,830	72,582	38,248	53%
Cost of sales	22,630	9,127	(13,503)	(148)%

Gross profit	88,200	63,455	24,745	39%
Operating expenses:
Research and development	33,446	32,331	(1,115)	(3)%
Selling, general and administrative	50,413	45,149	(5,264)	(12)%
Amortization of intangible assets	10,088	9,950	(138)	(1)%

Total operating expenses	93,947	87,430	(6,517)	(7)%

Loss from operations	(5,747)	(23,975)	18,228	76%
Equity in net (loss) income from unconsolidated entities	(1,009)	1,031	(2,040)	(198)%
Interest income	565	1,146	(581)	(51)%
Other income (expense)	2,687	(1,440)	4,127	287%

Loss before income taxes	(3,504)	(23,238)	19,734	85%
(Benefit) provision for income taxes	(239)	63	302	479%

Net loss	$(3,265)	$(23,301)	$20,036	86%

Net loss attributable to non controlling interest	(262)	(380)	118	31%

Net loss attributable to controlling interest	$(3,003)	$(22,921)	$19,918	87%

Basic and diluted net loss per common share	$(0.07)	$(0.57)
Weighted-average common shares outstanding:
Basic	40,181	40,081
Diluted	40,181	40,081

Net Revenue

Net revenue for the three months ended March 31, 2010 increased by $38.2 million, or 53%, to $110.8 million as compared to $72.6 million for the same period in 2009.

Abraxane revenue for the three months ended March 31, 2010 increased $17.8 million, or 25%, to $87.9 million as compared to $70.1 million for the same period in 2009. The increase was driven primarily by higher sales volumes in the United States and increased net selling prices associated with the global expansion.

Other product revenue consisting of raw material product sales, sales from our consolidation of Drug Source Company, LLC (DSC) and contract manufacturing was $18.8 million for the three months ended March 31, 2010, compared to $0.5 million for the same period in 2009. We did not have raw material product sales and consolidated sales from DSC for the three months ended March 31, 2009.

Other revenue for the three months ended March 31, 2010 increased by $2.1 million, or 110%, to $4.1 million compared to $2.0 million for the same period in 2009 primarily due to receipt of a milestone payment.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $88.2 million, or 80% of net revenue, as compared to $63.5 million, or 87% of net revenue, for the same period in 2009. While gross profit increased due to higher sales volumes in the United States and increased net selling prices globally, the decrease in gross margin as a percentage of net revenue was caused primarily by higher volume sales of lower margin raw material products and lower gross margins from our consolidation of DSC sales.

Research and Development

Our research and development expenses are comprised primarily of costs related to our drug discovery efforts, drug development efforts, clinical trials and other research and development activities. We do not track total research and development expenses separately for each of our product development programs. Drug discovery and drug development expenses mostly include personnel expense, lab supplies, non-refundable upfront payments, consulting fees, occupancy costs and other third-party costs.

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

The estimation of completion dates or costs to complete our research and development projects would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biotechnology products. These risks could include (i) significant changing government regulation, (ii) the uncertainty of future preclinical and clinical study results, (iii) uncertainties associated with developing biotechnology products and (iv) uncertainties associated with process development and manufacturing. Our research and development expenses can vary from period to period given the rate at which clinical trial materials are acquired and utilized and the rate at which we are successful in enrolling suitable patients. The following table summarizes our research and development expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Discovery	$4,449	$4,485
Drug development	9,215	8,666
Clinical trials	9,716	11,787
Other research and development	10,066	7,393

	$33,446	$32,331

Research and development expense for the three months ended March 31, 2010 increased $1.1 million, or 3%, to $33.4 million as compared to $32.3 million for the same period in 2009. The increase was primarily due to a milestone payment, additional spending on Phase III clinical trials for pancreatic cancer and melanoma and other research and development projects, offset by lower spending on lung cancer and an adjustment to reduce research and development expense related to stock based compensation by approximately $2.2 million to reflect the final fair value of Restricted Stock Unit Plan II liability awards in the three months ended March 31, 2010.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2010 increased $5.3 million to $50.4 million, or 45% of net revenue, from $45.1 million, or 62% of net revenue, for the same period in 2009. The increase was mainly due to additional spending on sales and marketing, primarily in the European Union and China, offset by an adjustment to reduce selling, general administrative expense related to stock based compensation by approximately $0.9 million to reflect the final fair value of Restricted Stock Unit Plan II liability awards in the three months ended March 31, 2010.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2010 was $10.1 million as compared to $10.0 million for the same period in 2009.

Equity in Net Income of Unconsolidated Entities

For the three months ended March 31, 2010, we recorded a loss of $1.0 million from equity investments accounted for under the equity method. In March 2010, we acquired a controlling interest in Drug Source Company, LLC (DSC) and its operating results were included in our consolidated statements of operations. Prior to the business combination, we accounted for our investment in DSC under the equity method. For the three months ended March 31, 2009, we had income of $1.0 million from our investment in DSC .

Other Non-Operating Items

Interest income consisted primarily of interest earned on invested cash. The decrease in interest income for the three months ended March 31, 2010 of $0.6 million was due to lower investment balances and lower interest rates in 2010 as compared to 2009. For the three months ended March 31, 2010, the average yield on cash investments was 0.1%.

Other income for the three months ended March 31, 2010 consisted primarily of gains recognized on the fair value of derivatives and gains recorded from foreign currency exchanges. Other income was $4.1 million higher than the same period in the prior year primarily due to a gain of $1.8 million recognized on our revaluation of DSC in 2010 and other than temporary losses recognized on available for sale securities in 2009.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2010 was approximately 6.8%, resulting in a benefit for income taxes. The effective tax rate for the three months differs from the statutory rate primarily as the result of the application of a valuation allowance against the net income tax benefit for the year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
	(in thousands)
Summary Financial Position
Cash and cash equivalents	$191,439	$203,312
Working capital	182,946	192,747
Total assets	1,081,091	1,068,380
Total equity	851,031	846,265

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$5,723	$9,367
Purchases of property, plant and equipment	(15,331)	(18,963)
Cash from consolidation of DSC	15,099	—
Cash paid for acquisition	(5,754)	—
Purchases of investments and marketable securities	(3,000)	—
Investment in notes receivable	(10,000)	—
Proceeds from sale of subsidiary	—	2,046
Proceeds from sale of marketable securities	—	3,676
Financing activities	1,398	269

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $5.7 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $9.4 million for the same period in 2009. The decrease in cash used in operations of $3.7 million was primarily due to a decrease in accounts payable and an increase in accounts receivable, offset by an increase in cash from expenses which were prepaid in prior periods.

Investing Activities

Our investing activities included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and to acquire various investments and intellectual property rights.

Net cash used for the acquisition of property, plant and equipment for the three months ended March 31, 2010 totaled $15.3 million. The majority of this amount related to expenditures for the development of the Costa Mesa research facility and modernization of our Melrose Park, Illinois and Phoenix, Arizona manufacturing facilities. For the three months ended March 31, 2010, we obtained a controlling interest in Drug Source Company, LLC (DSC) and acquired a diagnostic company. We paid $5.8 million for the acquisition and increased cash by $15.1 million when we obtained control of DSC. Additionally, during the first quarter in 2010, we purchased marketable securities of $3.0 million and made an investment in notes receivable of $10.0 million.

Net cash used for the acquisition of property, plant and equipment for the three months ended March 31, 2009 was $19.0 million. The majority of this amount related to expenditures for the modernization of our Melrose Park, Illinois and Phoenix, Arizona manufacturing facilities. For the three months ended March 31, 2009, we had proceeds from the sale of marketable securities of $3.7 million. Additionally, in 2009, we received net proceeds of $2.0 million from the sale of our subsidiary in Barbengo Switzerland.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 represented cash received upon the exercise of stock options.

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

On June 18, 2009, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC). On July 2, 2009, the SEC declared this registration statement effective. Under this registration statement, we may, from time to time, offer shares of our common stock and preferred stock, various series of debt securities or warrants or rights to purchase any such securities, either individually or in units, in one or more offerings, in amounts we will determine from time to time, up to a total of $400 million. In addition, certain stockholders may, from time to time, sell in one or more offerings up to a total of 2,000,000 shares of our common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued a new accounting standard which amends guidance regarding consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity (the “QSPE”). This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the standard requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This standard is effective for us beginning on January 1, 2010. Adoption of this standard did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. The standard amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The standard also significantly expands the disclosures related to a vendor’s multiple-deliverable arrangement. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are evaluating the impact of this standard on our consolidated financial statements.

In April 2010, the FASB issued new accounting guidance to provide clarification on the classification of a share-based payment award as either equity or a liability. Under ASC 718, Compensation-Stock Compensation, a share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2010, the FASB issued new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. We are evaluating the impact of this standard on our consolidated financial statements.

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

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. We do not hedge investments in our foreign subsidiaries.

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

We are also exposed to equity price risks on marketable equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. We regularly review the market prices of these investments for impairment purposes. For the three months ended March 31, 2010, we did not recognize any other than temporary impairment loss.

Interest Rate Risk: As of March 31, 2010, we had no debt obligations outstanding. Consequently, we have minimal current exposure to changes in interest rates on borrowings.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of March 31, 2010.

During the three months ended March 31, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material developments to the legal proceedings discussed in our 2009 Annual Report.

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

Our future profitability is highly dependent upon the strong market acceptance of Abraxane®. For the year ended December 31, 2009 and three months ended March 31, 2010 and 2009, total Abraxane® revenue was $314.5 million, $87.9 million and $70.1 million, respectively. Because Abraxane® is our only approved product, Abraxane® revenue represented approximately 79% and 88% of our revenues for the three months ended March 31, 2010 and year ended December 31, 2009, respectively. We anticipate that sales of Abraxane® will remain a substantial portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®.

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

Virtually all aspects of our business, including the development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage, advertising and promotion of our products, and disposal of waste products arising from these activities, are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA and the Department of Health and Humans Services Office of Inspector General (HHS OIG). Our business is also subject to similar and/or additional regulation in other countries. Compliance with these regulations is costly and time-consuming.

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

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Effective January 1, 2006, we received a unique reimbursement “J” code for Abraxane® from the Centers for Medicare and Medicaid Services. That code allows providers to bill Medicare for the use of Abraxane®. We believe that most major insurers reimburse providers for Abraxane® use consistent with the FDA-approved indication, which we believe is consistent with the reimbursement practices of major insurers for other drugs containing paclitaxel for the same indication. However, the newly enacted Health Care Reform Act has provided sweeping health care reform, which may impact the prices of drugs. In addition to the newly enacted federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, including the impact of the Health Care Reform Act, could adversely impact our business and future results. Medicare, Medicaid and other governmental reimbursement legislation or programs govern drug coverage and reimbursement levels in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states.

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

As part of our business strategy and growth plan, we continue to evaluate international expansion opportunities as we obtain regulatory approvals to market our Abraxane and other product candidates in foreign countries, including countries in the European Union and Asia. Expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise harm our business. In addition, international operations are subject to risks, including:

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

These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits are as set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABRAXIS BIOSCIENCE, INC.

By:	/s/ MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President of Finance
(Principal Financial and Accounting Officer)

Date: May 7, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Reference is made to Exhibit 2.1 hereto)

10.2	Tax Allocation Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.3	Transition Services Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.4	Employee Matters Agreement among APP Pharmaceuticals, Inc., APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.9	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.13	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.15	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.16	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.19	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

10.20*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.21	Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.22	Employment Agreement, dated as of May 22, 2008, between the Registrant and David O’Toole (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008)

10.23	Employment Agreement, dated as of October 6, 2008, between the Registrant and Edward Geehr, M.D. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.24	Termination Agreement dated as of November 19, 2008, between Abraxis BioScience, LLC and AstraZeneca UK Limited (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

10.25	Employment Agreement, dated as of April 29, 2009, between the Registrant and Leon O. Moulder, Jr. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009)

Exhibit Number	Description
10.26	Offer of Employment by Registrant to Richard J. Rodgers (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 9, 2009)

10.27	Offer of Employment by Registrant to Mary Lynne Hedley (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 9, 2009)

10.28	Offer of Employment by Registrant to Mitchell K. Fogelman (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with Securities and Exchange Commission on March 12, 2010)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.