Form 10-Q
period 2010-06-30
Abraxis BioScience, Inc.
filed 2010-08-05
CIK 1409012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, the registrant had 40,465,643 shares of $0.001 par value common stock outstanding.

Abraxis BioScience, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Abraxis BioScience, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$171,724	$203,312
Accounts receivable, net of chargebacks of $1,515 in 2010 and $1,445 in 2009 and credit returns of $1,369 in 2010 and $1,026 in 2009	49,960	47,220
Related party receivable	6,206	51
Inventories	60,834	54,209
Prepaid expenses and other current assets	24,202	40,994
Deferred income taxes	25,510	25,510

Total current assets	338,436	371,296
Property, plant and equipment, net	262,160	236,798
Investments in unconsolidated entities	16,412	22,774
Intangible assets, net of accumulated amortization of $165,147 in 2010 and $144,908 in 2009	131,807	144,633
Goodwill	253,821	241,361
Other non-current assets	57,484	51,518

Total assets	$1,060,120	$1,068,380

Liabilities and equity
Current liabilities:
Accounts payable	$18,263	$28,577
Accrued liabilities	84,563	88,865
Accrued litigation costs	57,635	57,635
Related party payable	—	334
Deferred revenue	2,880	3,138

Total current liabilities	163,341	178,549
Deferred income taxes, non-current	31,686	29,507
Long-term portion of deferred revenue	2,624	4,867
Other non-current liabilities	10,862	9,192

Total liabilities	208,513	222,115
Equity
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 40,404,056 and 40,107,334 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	40	40
Additional paid-in capital	1,236,298	1,213,707
Accumulated deficit	(394,668)	(375,805)
Accumulated other comprehensive income	733	5,011

Total stockholders’ equity	842,403	842,953
Noncontrolling interest	9,204	3,312

Total equity	851,607	846,265

Total liabilities and equity	$1,060,120	$1,068,380

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands, except per share data)
Abraxane revenue	$82,061	$75,680	$170,008	$145,773
Other product revenue	50,458	7,413	69,225	7,938
Other revenue	2,776	2,036	6,892	4,000

Net revenue	135,295	85,129	246,125	157,711
Cost of sales	50,110	14,616	72,740	23,743

Gross profit	85,185	70,513	173,385	133,968
Operating expenses:
Research and development	35,888	39,411	69,334	71,742
Selling, general and administrative	59,860	47,546	110,273	92,695
Amortization of intangible assets	10,188	9,957	20,276	19,907

Total operating expenses	105,936	96,914	199,883	184,344

Loss from operations	(20,751)	(26,401)	(26,498)	(50,376)
Equity in net (loss) income of unconsolidated entities	(846)	329	(1,855)	1,360
Interest income	3,393	741	3,958	1,887
Other (expense) income	(1,719)	937	968	(503)

Loss before income taxes	(19,923)	(24,394)	(23,427)	(47,632)
Benefit for income taxes	(3,720)	(114)	(3,959)	(51)

Net loss	$(16,203)	$(24,280)	$(19,468)	$(47,581)

Net loss attributable to noncontrolling interest	(343)	(847)	(605)	(1,227)

Net loss attributable to common shareholders	$(15,860)	$(23,433)	$(18,863)	$(46,354)

Basic and diluted net loss per common share	$(0.39)	$(0.58)	$(0.47)	$(1.16)

Stock-based compensation is included above in the following classification:
Cost of sales	$219	$87	$323	$190
Research and development	1,886	1,093	2,071	2,285
Selling, general and administrative	7,436	2,184	8,827	5,303

	$9,541	$3,364	$11,221	$7,778

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Equity

Six Months Ended June 30, 2010

(in thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Shares	Amount
	(unaudited)
Balance at December 31, 2009	40,107	$40	$1,213,707	$(375,805)	$5,011	$3,312	$846,265
Exercise of stock options	245	—	4,705	—	—	—	4,705
Net settlement of vested restricted stocks	52	—	(1,375)	—	—	—	(1,375)
Equity-based compensation	—	—	12,570	—	—	—	12,570
Contribution for payment of RSU Plan II compensation expense	—	—	6,691	—	—	—	6,691
Noncontrolling interest related to business combination	—	—	—	—	—	6,875	6,875
Other	—	—	—	—	—	(378)	(378)
Comprehensive loss:
Net loss	—	—	—	(18,863)	—	(605)	(19,468)
Unrealized loss on available-for-sale securities	—	—	—	—	(4,422)	—	(4,422)
Foreign currency translation adjustments	—	—	—	—	144	—	144

Comprehensive loss	—	—	—	—	—	—	(23,746)

Balance at June 30, 2010	40,404	$40	$1,236,298	$(394,668)	$733	$9,204	$851,607

See notes to condensed consolidated financial statements.

Abraxis BioScience, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(19,468)	$(47,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,074	27,496
Amortization of deferred revenue	(2,501)	(2,611)
Other than temporary loss on marketable securities	—	2,944
Loss (gain) on derivatives	904	(1,202)
Equity-based compensation	11,221	7,778
Deferred income taxes	—	721
Equity in net loss (income) of unconsolidated entities	1,855	(1,360)
Gain on sale of marketable securities	—	(792)
Gain on sale of subsidiary	—	(2,667)
Gain related to DSC equity investment	(1,773)	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,663	(5,905)
Cash collateral for reacquisition of agreement	—	300,631
Related party, net	(7,732)	(795)
Inventories	(6,678)	9,814
Prepaid expenses and other current assets	20,353	9,516
Accounts payable and accrued expenses	(20,600)	(13,731)
Reacquisition payable	—	(268,000)
Other non-current assets and liabilities	(6,087)	760

Net cash provided by operating activities	3,231	15,016

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,918)	(68,382)
Cash from consolidation of Drug Source Company	15,099	—
Cash paid for acquisition	(5,754)	—
Purchases of investments and marketable securities	(3,000)	—
Purchases of other equity investments	(7,529)	—
Investment in notes receivable	(10,000)	—
Proceeds from sale of subsidiary	—	2,046
Proceeds from sale of marketable securities	—	3,676

Net cash used in investing activities	(46,102)	(62,660)

Cash flows from financing activities:
Proceeds from the exercise of stock options	4,705	285
Contribution for RSU Plan II compensation expense	6,691	—
Purchases of treasury stock	—	(874)

Net cash provided by (used in) financing activities	11,396	(589)
Effect of exchange rates on cash and cash equivalents	(113)	94

Net decrease in cash and cash equivalents	(31,588)	(48,139)
Cash and cash equivalents, beginning of period	203,312	306,390

Cash and cash equivalents, end of period	$171,724	$258,251

See notes to condensed consolidated financial statements.

ABRAXIS BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or other future periods. The balance sheet information at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

On June 30, 2010, we entered into an Agreement and Plan of Merger with Celgene Corporation and Artistry Acquisition Corp., a direct wholly-owned subsidiary of Celgene (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, we will become a direct wholly-owned subsidiary of Celgene at closing. Refer to Note 12—Merger Agreement with Celgene Corporation for further details.

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

For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary. The primary beneficiary of a variable interest entity (VIE) is the party that has a controlling financial interest in the VIE and therefore has (1) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb the VIE’s losses or the right to receive benefits from the VIE, that could potentially be significant to the VIE. Variable interests are ownership, contractual or other pecuniary interests in an entity that change with changes in the fair value of the entity’s net assets excluding variable interests. We have a variable interest in one VIE, DiThera, Inc., and because we are the primary beneficiary, the VIE is consolidated in our financial statements.

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

Investments

We review quarterly our available-for-sale securities and cost method investments for other than temporary declines in fair value and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer. For the three months and six months ended June 30, 2010, we did not have any other than temporary losses. For the three months ended June 30, 2009, we did not have any other than temporary losses; however, for the six months ended June 30, 2009, we recognized an other than temporary loss of $2.9 million on available-for-sale securities whose values, based on market quotation, had declined significantly below their carrying value. This other than temporary loss is included in “Other income and expense” in the condensed consolidated statements of operations.

Subsequent Events

We have evaluated subsequent events through the date of issuance of our financial statements in this Form 10-Q.

Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard which amends guidance regarding consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity (the “QSPE”). This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the standard requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This standard was effective for us beginning on January 1, 2010. Adoption of this standard did not have a material impact on our consolidated financial statements.

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

(2) Earnings Per Share Information

Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares used for the basic calculations plus the weighted average dilutive shares, unless the impact of including the dilutive shares are anti-dilutive. Net loss per share for basic and dilutive shares was the same since we had a net loss for the three and six months ended June 30, 2010 and 2009. Calculations of basic and diluted loss per common share information are based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited, in thousands, except per share data)
Basic and dilutive numerator:
Net loss attributable to common shareholders	$(15,860)	$(23,433)	$(18,863)	$(46,354)

Basic and dilutive denominator:
Weighted average common shares outstanding	40,377	40,113	40,280	40,100

Net loss per common share—basic and diluted	$(0.39)	$(0.58)	$(0.47)	$(1.16)

Potentially dilutive shares not included	311	189	140	219

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

The following table summarizes the allocation of the purchase price to the acquired tangible and identifiable intangible assets and liabilities assumed based on their fair values at the date of acquisition (unaudited, in thousands):

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

As we now have a controlling interest in DSC, the assets, liabilities and results of operations of DSC are consolidated in our financial statements from the date of acquisition. The following table summarizes the fair values of the assets and liabilities recorded on the date of the business combination (unaudited, in thousands):

Cash and cash equivalents	$15,099
Accounts receivable	6,337
Other current assets	2,595
Property, plant and equipment	273
Intangible assets	2,080
Goodwill	2,114
Other current assets	123

Total assets	$28,621

Current liabilities	$7,789
Noncontrolling interest	6,875
Abraxis’ investment in Drug Source Company, LLC	13,957

Total liabilities and equity	$28,621

Pursuant to the business combination, goodwill of $2.1 million was recognized. Goodwill is not deductible for income tax purposes. We also recorded intangible assets of $2.1 million comprised primarily of customer and supplier relationships. The intangible assets are all definite-lived intangibles and have weighted average lives of approximately 9.9 years.

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

The amounts of revenue and earnings of DSC included in our consolidated statements of operations from the acquisition date to the periods ended June 30, 2010 were as follows (unaudited, in thousands):

Net revenue	$41,624
Net income attributable to Abraxis BioScience, Inc.	478

Supplemental Pro Forma Data

The following represents pro forma results as if DSC had been included in our consolidated statements of operations for the entire three and six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Pro forma financial results:
Net revenue	$135,295	$107,746	$249,843	$217,559
Net loss attributable to Abraxis BioScience, Inc.	(15,860)	(23,358)	(18,989)	(45,969)

Adjustments have been made for additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied as of January 1, 2009, together with the consequential tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved if the acquisitions had been effective on January 1, 2009.

(4) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO, method, as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
	(in thousands)
Finished goods	$14,706	$3,908
Work in process	15,903	18,235
Raw materials	30,225	32,066

	$60,834	$54,209

Inventories consist of products currently approved for marketing and may, from time to time, include certain products pending regulatory approval. Occasionally, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we consider the market, pricing and demand for competing products, anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. No inventory held at June 30, 2010 or December 31, 2009 was pending regulatory approval.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following fair value hierarchy tables present information about each major class of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. All of the investments below reflect strategic investments.

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of June 30, 2010
	(unaudited, in thousands)
Marketable equity securities	$5,480	$—	$—	$5,480
Marketable debt securities	—	—	17,094	17,094
Warrants and options	—	3,385	—	3,385

Total assets at fair value	$5,480	$3,385	$17,094	$25,959

Contingent consideration	$—	$—	$7,660	$7,660

Total liabilities at fair value	$—	$—	$7,660	$7,660

	Basis of fair value measurements
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2009
	(in thousands)
Marketable equity securities	$6,902	$—	$—	$6,902
Marketable debt securities	—	—	16,977	16,977
Warrants and options	—	4,289	—	4,289

Total assets at fair value	$6,902	$4,289	$16,977	$28,168

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

As of June 30, 2010, we reported $7.7 million as the fair value of the contingent consideration pursuant to our acquisition of a U.S.-based diagnostics company (See Note 3 – Acquisitions). The contingent consideration is classified as a Level 3 liability.

We also review quarterly our cost method investment for other than temporary declines in fair value. Since the fair value of a cost method investment is not readily determinable, we assess for potential impairment when an event or change in circumstances has occurred in the period that may have a significant adverse effect on the fair value of the investment. The carrying amount of our cost method investment was $3.4 million as of June 30, 2010 and December 31, 2009.

Assets Measured at Fair Value on a Nonrecurring Basis

We evaluate our long-lived assets and goodwill for potential impairment under the provisions of FASB ASC 360 Property, Plant and Equipment and ASC 350 Intangibles-Goodwill and Other, respectively, when changes in events and circumstances indicate that the assets might be impaired. There were no re-measurements to fair value for the three or six months ended June 30, 2010.

Fair value of other financial instruments

Other financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. Cash equivalents include investments with maturities of three months or less at the time of acquisition. At June 30, 2010 and December 31, 2009, the carrying amounts of items comprising current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. Additionally in February 2010, we entered into a notes receivable agreement for $10 million. The note bears interest at 5% annually and is payable in five equal annual installments beginning in February 2011. We accounted for the notes receivable as a cost basis investment.

(6) Marketable Securities

The following tables summarize our marketable securities by category as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	(unaudited, in thousands)
	Adjusted Cost	Gross Unrealized Gains	Fair Value
Marketable equity securities	$5,404	$76	$5,480
Marketable debt securities	14,148	2,946	17,094

	December 31, 2009
	(in thousands)
	Adjusted Cost	Gross Unrealized Gains	Fair Value
Marketable equity securities	$2,404	$4,498	$6,902
Marketable debt securities	14,031	2,946	16,977

Gains or losses on marketable equity and debt securities considered to be temporary are included in accumulated other comprehensive income at each measurement date. We had net unrealized losses of $3.1 million and net unrealized gains of $0.7 million on marketable equity securities for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and June 30, 2009, we had net unrealized losses of $4.4 million and net unrealized gains of $2.8 million, respectively. At June 30, 2010, we had one investment with a fair value of $2.9 million that had aggregate unrealized losses of $2.4 million. We have determined that the decline in fair value is temporary based on the short duration of the decline, our ability and intent to hold the investment, and the performance prospects of the investee.

For the six months ended June 30, 2010, we did not have any other than temporary losses as compared to $2.9 million other than temporary losses recognized on available-for-sale securities for the same period in the prior year. Other than temporary losses are included in other income and expense in the statements of operations. Additionally, for the three and six months ended June 30, 2009, we had gross realized gains of $0.8 million on proceeds of $3.7 million from the sale of marketable securities.

(7) Related Party Transactions

Related party transactions at June 30, 2010 consisted of $6.2 million in net receivables from APP Pharmaceuticals (APP). At December 31, 2009, we had receivables of $0.1 million from Drug Source Company (which is now consolidated in our financial statements) and $0.3 million in payables to APP.

Transactions with APP Pharmaceuticals

In connection with the separation of APP and us on November 13, 2007, we entered into a number of agreements that govern the relationship between APP and us for a period of time after the separation. The agreements were entered into while we were still a wholly owned subsidiary of Old Abraxis. These agreements included (i) a tax allocation agreement, (ii) an employee matters agreement, (iii) a transition services agreement, (iv) a manufacturing agreement and (v) various real estate leases. Transactions relating to these agreements recorded in our condensed consolidated statements of operations are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Other revenue:
Net rental income	$647	$647	$1,294	$1,416
Cost of sales:
Manufacturing and distribution costs	620	29	1,337	329
Facility management fees	750	750	1,500	1,250
Selling, general and administrative
Net general and administrative costs	166	295	290	658

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

(8) Accrued Liabilities

Accrued liabilities consisted of the following at:

	June 30, 2010	December 31, 2009
	(unaudited)
	(in thousands)
Sales and marketing	$4,591	$5,226
Marketing rebates	6,538	9,513
Payroll and employee benefits	18,336	22,116
Legal	41,672	30,491
Liability award plan	—	7,986
Other	13,426	13,533

	$84,563	$88,865

(9) Stock-Based Compensation

Restricted Unit Plan

In connection with the 2007 separation, we assumed the American BioScience Restricted Unit Plan II (the “Plan”). We also assumed the restricted units previously granted under this plan to our employees.

The units issued under the American BioScience Restricted Unit Plan II generally vested one-half on April 18, 2008 (which was the second anniversary of the closing of the merger) and the balance of the shares generally vested on April 18, 2010. The units entitled their holders to receive a number of our shares of common stock determined on each vesting date based on the notional price that vests on such date divided by our average trading price over the three days prior to vesting; except that if the average trading price of our stock price was less than $66.63, then the notional price was divided by $66.63. The maximum number of our shares that were issuable under this restricted unit plan was 367,100 shares.

The awards under the plan were accounted for as liability awards and as such, were required to be marked to fair value at each reporting period. In connection with the final settlement of these liability awards, we recorded adjustments to reflect the vesting date fair value of the awards which resulted in reductions of $0.9 million and $2.2 million in selling, general and administrative expense and research and development expense, respectively, for the six months ended June 30, 2010.

We also assumed an agreement between Old Abraxis and RSU Plan LLC (“RSU LLC”). Under the terms of this agreement, RSU LLC agreed that prior to the date on which restricted stock units issued pursuant to American BioScience Restricted Unit Plan II become vested, RSU LLC would deliver, or cause to be delivered, to us the number of our shares of common stock or cash (or a combination thereof) in an amount sufficient to satisfy the obligations to participants under the American BioScience Restricted Unit Plan II of the vested restricted units. We were required to satisfy our obligations under the American BioScience Restricted Unit Plan II by paying to the participants in the American BioScience Restricted Unit Plan II cash and/or shares of our common stock in the same proportion as was delivered by the RSU LLC. The intention of this agreement was to have RSU LLC satisfy our obligations under American BioScience Restricted Unit Plan II so that there would not be any further dilution to our stockholders as a result of our assumption of the American BioScience Restricted Unit Plan II. In connection with the agreement, RSU LLC contributed $6.7 million in April 2010 for the repayment of stock compensation under the RSU Plan II for the balance of the awards that vested on April 18, 2010.

(10) Income Taxes

Our effective tax rate for the three and six months ended June 30, 2010 was approximately 18.7% and 16.9% respectively, resulting in a benefit for income taxes. The effective tax rate differs from the statutory rate primarily as the result of the application of a valuation allowance against the net income tax benefit for the year. In addition, for the three months ended June 30, 2010, we reversed an uncertain tax position accrual of $4.5 million into the current period’s tax provision after a favorable review by the Canadian Revenue Agency. The recognition of this tax benefit resulted in a benefit to the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in our income tax expense. At June 30, 2010, we had $0.1 million of accrued interest. We do not have any returns currently subject to examination by tax authorities or any open audits.

(11) Comprehensive (Loss) Income

Elements of comprehensive (loss) income, net of income taxes, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited, in thousands)
Foreign currency translation adjustments	$628	$821	$145	$(1,204)
Unrealized (loss) gain on marketable equity securities	(3,122)	727	(4,422)	2,821

Other comprehensive (loss) income	(2,494)	1,548	(4,277)	1,617
Net loss	(16,203)	(24,280)	(19,468)	(47,581)

Comprehensive loss	$(18,697)	$(22,732)	$(23,745)	$(45,964)

Comprehensive loss attributable to noncontrolling interest	$(343)	$(847)	$(605)	$(1,227)

Comprehensive loss attributable to common shareholders	$(18,354)	$(21,885)	$(23,140)	$(44,737)

At June 30, 2010 and 2009, we had cumulative foreign currency translation gain adjustments of $0.5 million and $0.1 million, respectively. In addition, at June 30, 2010 and 2009, we had cumulative unrealized gains of $0.2 million and $0.5 million, respectively, on marketable securities.

(12) Merger Agreement with Celgene Corporation

On June 30, 2010, we entered into an Agreement and Plan of Merger with Celgene Corporation (Celgene) and Artistry Acquisition Corp., a direct wholly-owned subsidiary of Celgene (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, we will become a direct wholly-owned subsidiary of Celgene. Under the terms of the agreement, each share of our common stock will be converted into the right to receive an upfront payment of $58.00 in cash and 0.2617 shares of Celgene common stock. Each share will also receive one tradeable Contingent Value Right (CVR) which entitles its holder to receive payments for future regulatory milestones and commercial royalties.

The transaction has been approved by our Board of Directors and is subject to customary closing conditions, including the approval of the acquisition by our stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the effectiveness of Celgene’s Registration Statement on Form S-4 covering shares of Celgene common stock and CVRs to be issued in the merger. Our controlling stockholders have executed a voting agreement pursuant to which they have agreed, subject to the terms thereof, to vote their shares of Abraxis common stock in favor of the approval and adoption of the merger agreement. The voting agreement will provide the requisite stockholder approval for the merger. In connection with the transaction, Celgene and Abraxis have filed a registration statement on Form S-4 and a preliminary proxy statement/prospectus with the SEC on July 29, 2010 and intend to file other relevant materials with the SEC, including amendments and supplements to such registration statement and preliminary proxy statement/prospectus and other relevant documents concerning the merger. Abraxis stockholders are advised to read the registration and proxy statements because they will contain important information. Investors may obtain a free copy of the registration and proxy statements and other relevant documents filed by Celgene and Abraxis with the SEC at the SEC’s Web site at http://www.sec.gov. The acquisition is expected to close in the third or fourth quarter of 2010.

(13) Contingencies

Our company, the members of our board of directors and Celgene are named as defendants in putative class action lawsuits brought by our stockholders challenging the pending merger between our company and Celgene in Los Angeles County Superior Court. The plaintiffs in such actions assert claims for breaches of fiduciary duty arising out of the merger and allege that our directors engaged in self-dealing and obtained for themselves personal benefits and have failed or are failing to provide stockholders with material information relating to the merger. The plaintiffs also allege claims for aiding and abetting breaches of fiduciary duty against our company and Celgene. These lawsuits generally seek, among other things, to enjoin the defendants from consummating the merger until such time as we:

•	adopt and implement a procedure or process to obtain the highest possible price for stockholders;

•	disclose all material information to stockholders regarding the merger; and

•	institute a majority of the minority vote provision.

In addition, certain legal proceedings in which we are involved are discussed in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material developments to the legal proceedings discussed in our 2009 Annual Report.

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

We are dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients safer and more effective treatments for cancer and other critical illnesses. Our portfolio includes the world’s first and only protein-based nanometer-sized chemotherapeutic compound (Abraxane®) which is based on our proprietary tumor targeting technology known as the nab®technology platform. This nab®technology platform is the first to exploit the tumor’s biology against itself, taking advantage of an albumin-specific, receptor-mediated transport system and allowing the delivery of a drug from the vascular space across the blood vessel wall to the underlying tumor tissue. Abraxane® is the first clinical and commercial validation of our nab®technology platform. From the discovery and research phase to development and commercialization, we are committed to rapidly enhancing our product pipeline and accelerating the delivery of breakthrough therapies that will transform the lives of patients who need them.

We own the worldwide rights to Abraxane®, a next generation, nanometer-sized, solvent-free taxane that was approved by the U.S. Food and Drug Administration, or the FDA, in January 2005 for its initial indication in the treatment of metastatic breast cancer and launched in February 2005. We believe the successful launch of Abraxane® validates our nab®tumor targeting technology, a novel biologically interactive (receptor-mediated) system to deliver chemotherapeutic agents.

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

Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Acts) was signed into law. The Acts contain broad provisions that will be implemented over the next several years. We are currently evaluating the impact of the Acts on our business; however, our evaluation is dependent upon the issuance of final regulations and the Acts’ impact on insurance companies and their relationships with drug manufacturers. Based on our initial and ongoing evaluation of the Acts, we do not believe that the Acts will have a material impact on our business in 2010. Potential impacts of the Acts on our business beyond 2010 are inherently difficult to predict, but thus far we have not identified any provisions that we believe will have a material impact on our business going forward.

Effective January 1, 2010, the Acts require an increase in the Medicaid rebate rate for certain pharmaceutical products from 15.1 percent to 23.1 percent. This increase will apply to rebates for Abraxane®. Over the last year, less than 10 percent of the prescriptions for our drugs have been reimbursed by Medicaid. Based on a historical review of our Medicaid rebates, we believe that the increase in the Medicaid rebate will decrease our net revenues by less than one percent in 2010.

Merger Agreement

On June 30, 2010, we entered into an Agreement and Plan of Merger with Celgene Corporation (Celgene) and Artistry Acquisition Corp., a direct wholly-owned subsidiary of Celgene (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, we will become a direct wholly-owned subsidiary of Celgene. Under the terms of the agreement, each share of our common stock will be converted into the right to receive an upfront payment of $58.00 in cash and 0.2617 shares of Celgene common stock. Each share will also receive one tradeable Contingent Value Right (CVR) which entitles its holder to receive payments for future regulatory milestones and commercial royalties.

The transaction has been approved by our Board of Directors and is subject to customary closing conditions, including the approval of the acquisition by our stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the effectiveness of Celgene’s Registration Statement on Form S-4 covering shares of Celgene common stock and CVRs to be issued in the merger. Our controlling stockholders have executed a voting agreement pursuant to which they have agreed, subject to the terms thereof, to vote their shares of Abraxis common stock in favor of the approval and adoption of the merger agreement. The voting agreement will provide the requisite stockholder approval for the merger. In connection with the transaction, Celgene and Abraxis have filed a registration statement on Form S-4 and a preliminary proxy statement/prospectus with the SEC on July 29, 2010 and intend to file other relevant materials with the SEC, including amendments and supplements to such registration statement and preliminary proxy statement/prospectus and other relevant documents concerning the merger. Abraxis stockholders are advised to read the registration and proxy statements because they will contain important information. Investors may obtain a free copy of the registration and proxy statements and other relevant documents filed by Celgene and Abraxis with the SEC at the SEC’s Web site at http://www.sec.gov. The acquisition is expected to close in the third or fourth quarter of 2010.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and June 30, 2009

The following table sets forth the results of our operations for the three months ended June 30, 2010 and 2009, and forms the basis for the following discussion of our operating activities:

	Three Months Ended June 30,		Change Favorable (Unfavorable) 2010 vs. 2009
	2010	2009	$	%
	(unaudited, in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Abraxane	$82,061	$75,680	$6,381	8%
Other products	50,458	7,413	43,045	581%
Other	2,776	2,036	740	36%

Net revenue	135,295	85,129	50,166	59%
Cost of sales	50,110	14,616	(35,494)	(243)%

Gross profit	85,185	70,513	14,672	21%
Operating expenses:
Research and development	35,888	39,411	3,523	9%
Selling, general and administrative	59,860	47,546	(12,314)	(26)%
Amortization of intangible assets	10,188	9,957	(231)	(2)%

Total operating expenses	105,936	96,914	(9,022)	(9)%

Loss from operations	(20,751)	(26,401)	5,650	21%
Equity in net (loss) income from unconsolidated entities	(846)	329	(1,175)	(357)%
Interest income	3,393	741	2,652	358%
Other (expense) income	(1,719)	937	(2,656)	(283)%

Loss before income taxes	(19,923)	(24,394)	4,471	18%
Benefit for income taxes	(3,720)	(114)	3,606	3163%

Net loss	$(16,203)	$(24,280)	$8,077	33%

Net loss attributable to noncontrolling interest	(343)	(847)	504	60%

Net loss attributable to common shareholders	$(15,860)	$(23,433)	$7,573	32%

Basic and diluted net loss per common share	$(0.39)	$(0.58)
Weighted-average common shares outstanding—basic and diluted	40,377	40,113

Net Revenue

Net revenue for the three months ended June 30, 2010 increased by $50.2 million, or 59%, to $135.3 million as compared to $85.1 million for the same period in 2009.

Abraxane revenue for the three months ended June 30, 2010 increased $6.4 million, or 8%, to $82.1 million as compared to $75.7 million for the same period in 2009. The increase was driven primarily by higher sales volumes in the United States.

Other product revenue included sales from Drug Source Company, LLC (DSC), raw material product sales and contract manufacturing. Other product revenue increased by $43.0 million, or 581%, to $50.4 million as compared to $7.4 million for the same period in 2009 due primarily to our consolidation of DSC in the first quarter of 2010, after acquiring a controlling interest.

Other revenue for the three months ended June 30, 2010 increased by $0.8 million, or 36%, to $2.8 million compared to $2.0 million for the same period in 2009.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $85.2 million, or 63% of net revenue, as compared to $70.5 million, or 83% of net revenue, for the same period in 2009. While gross profit increased due to higher sales volumes worldwide, the decrease in gross margin as a percentage of net revenue was caused primarily by (i) DSC’s lower gross margin products, which were not included in the prior year, (ii) higher volume sales of lower margin raw material products and (iii) lower margin Abraxane sales in the European Union and China. Offsetting these variances was a favorable cost per unit of Abraxane due to higher levels of production utilization and lower raw material costs.

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

The estimation of completion dates or costs to complete our research and development projects would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biotechnology products. These risks could include (i) significant changing government regulation, (ii) the uncertainty of future preclinical and clinical study results, (iii) uncertainties associated with developing biotechnology products and (iv) uncertainties associated with process development and manufacturing. Our research and development expenses can vary from period to period given the rate at which clinical trial materials are acquired and utilized and the rate at which we are successful in enrolling suitable patients. The following table summarizes our research and development expenses for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
	(unaudited, in thousands)
Discovery	$4,691	$4,882
Drug development	10,735	10,439
Clinical trials	6,192	16,688
Other research and development	14,270	7,402

	$35,888	$39,411

Research and development expense for the three months ended June 30, 2010 decreased $3.5 million, or 9%, to $35.9 million as compared to $39.4 million for the same period in 2009. The decrease was primarily due to lower spending on a number of clinical trials including the NSCLC (non-small cell lung cancer) Phase III clinical trial which had completed enrollment. This decrease was offset by increases in other research and development projects.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2010 increased $12.4 million to $59.9 million, or 44% of net revenue, from $47.5 million, or 56% of net revenue, for the same period in 2009. The increase was primarily due to higher stock based compensation expense, additional spending on sales and marketing, primarily in the European Union, and increase in legal fees and licensing costs.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2010 was $10.2 million as compared to $10.0 million for the same period in 2009.

Equity in Net Income of Unconsolidated Entities

For the three months ended June 30, 2010, we recorded net losses of $0.8 million from equity investments accounted for under the equity method. In March 2010, we acquired a controlling interest in Drug Source Company, LLC (DSC) and its operating results were included in our consolidated statements of operations from the date of acquisition. Prior to the acquisition, we accounted for our investment in DSC under the equity method. For the three months ended June 30, 2009, we had income of $0.3 million from our investment in DSC.

Other Non-Operating Items

Interest income for the three months ended June 30, 2010 was $3.4 million compared to $0.7 million for the same period in the prior year. The increase in interest income for the three months ended June 30, 2010 was primarily due to interest earned on notes receivable.

Other expense for the three months ended June 30, 2010 was $1.7 million compared to other income of $0.9 million for the same period in the prior year. The expense was primarily due to losses recognized on the fair value of derivatives and losses related to foreign currency exchanges.

Provision for Income Taxes

Our effective tax rate for the three months ended June 30, 2010 was approximately 18.7%, resulting in a benefit for income taxes. The effective tax rate for the three months differs from the statutory rate primarily as the result of the application of a valuation allowance against the net income tax benefit for the year. In addition, we reversed an uncertain tax position accrual of $4.5 million into the current period’s tax provision after a favorable review by the Canadian Revenue Agency. The recognition of this tax benefit resulted in a benefit to the effective tax rate.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 and June 30, 2009

The following table sets forth the results of our operations for the six months ended June 30, 2010 and 2009, and forms the basis for the following discussion of our operating activities:

	Six Months Ended June 30,		Change Favorable (Unfavorable) 2010 vs. 2009
	2010	2009	$	%
	(unaudited, in thousands, except per share data)
Consolidated statements of operations data:
Revenue:
Abraxane	$170,008	$145,773	$24,235	17%
Other products	69,225	7,938	61,287	772%
Other	6,892	4,000	2,892	72%

Net revenue	246,125	157,711	88,414	56%
Cost of sales	72,740	23,743	(48,997)	(206)%

Gross profit	173,385	133,968	39,417	29%
Operating expenses:
Research and development	69,334	71,742	2,408	3%
Selling, general and administrative	110,273	92,695	(17,578)	(19)%
Amortization of intangible assets	20,276	19,907	(369)	(2)%

Total operating expenses	199,883	184,344	(15,539)	(8)%

Loss from operations	(26,498)	(50,376)	23,878	47%
Equity in net (loss) income from unconsolidated entities	(1,855)	1,360	(3,215)	(236)%
Interest income	3,958	1,887	2,071	110%
Other income (expense)	968	(503)	1,471	292%

Loss before income taxes	(23,427)	(47,632)	24,205	51%
Benefit for income taxes	(3,959)	(51)	3,908	7,663%

Net loss	$(19,468)	$(47,581)	$28,113	59%

Net loss attributable to noncontrolling interest	(605)	(1,227)	622	51%

Net loss attributable to common shareholders	$(18,863)	$(46,354)	$27,491	59%

Basic and diluted net loss per common share	$(0.47)	$(1.16)
Weighted-average common shares outstanding—basic and diluted	40,280	40,100

Net Revenue

Net revenue for the six months ended June 30, 2010 increased by $88.4 million, or 56%, to $246.1 million as compared to $157.7 million for the same period in 2009.

Abraxane revenue for the six months ended June 30, 2010 increased $24.2 million, or 17%, to $170.0 million as compared to $145.8 million for the same period in 2009. The increase was driven primarily by higher sales volumes worldwide.

Other product revenue consisting of sales from DSC, raw material product sales, and contract manufacturing was $69.2 million for the six months ended June 30, 2010, compared to $7.9 million for the same period in 2009. The increase was primarily due to our consolidation of DSC in the first quarter of 2010 after acquiring a controlling interest and higher sales of raw material products.

Other revenue for the six months ended June 30, 2010 increased by $2.9 million, or 72%, to $6.9 million compared to $4.0 million for the same period in 2009 primarily due to the receipt of a milestone payment.

Gross Profit

Gross profit for the six months ended June 30, 2010 was $173.4 million, or 70% of net revenue, as compared to $134.0 million, or 85% of net revenue, for the same period in 2009. While gross profit increased due to higher sales volumes world wide, the decrease in gross margin as a percentage of net revenue was caused primarily by (i) DSC’s lower margin products, which were not included in the prior year, (ii) lower margin Abraxane sales in the European Union, and (iii) higher volume sales of lower margin raw material products.

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

The estimation of completion dates or costs to complete our research and development projects would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biotechnology products. These risks could include (i) significant changing government regulation, (ii) the uncertainty of future preclinical and clinical study results, (iii) uncertainties associated with developing biotechnology products and (iv) uncertainties associated with process development and manufacturing. Our research and development expenses can vary from period to period given the rate at which clinical trial materials are acquired and utilized and the rate at which we are successful in enrolling suitable patients. The following table summarizes our research and development expenses for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(unaudited, in thousands)
Discovery	$9,140	$9,367
Drug development	19,950	19,105
Clinical trials	15,908	28,475
Other research and development	24,336	14,795

	$69,334	$71,742

Research and development expense for the six months ended June 30, 2010 decreased $2.4 million, or 3%, to $69.3 million as compared to $71.7 million for the same period in 2009. The decrease was primarily due to lower spending on several clinical trials including the NSCLC (non-small cell lung cancer) Phase III clinical trial which had completed enrollment. This decrease was offset by increases in other research and development projects, milestone payments and patent costs.

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 30, 2010 increased $17.6 million to $110.3 million, or 45% of net revenue, from $92.7 million, or 59% of net revenue, for the same period in 2009. The increase was primarily due to higher stock based compensation expense, increase in compensation expense, and additional spending on sales and marketing, primarily in the European Union and China.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2010 was $20.3 million as compared to $19.9 million for the same period in 2009.

Equity in Net Income of Unconsolidated Entities

For the six months ended June 30, 2010, we recorded net losses of $1.9 million from equity investments accounted for under the equity method. In March 2010, we acquired a controlling interest in Drug Source Company, LLC (DSC) and its operating results were included in our consolidated statements of operations from the date of acquisition. Prior to the acquisition, we accounted for our investment in DSC under the equity method. For the six months ended June 30, 2009, we had income of $1.4 million from our investment in DSC.

Other Non-Operating Items

Interest income for the six months ended June 30, 2010 was $4.0 million compared to $1.9 million for the same period in the prior year. The increase in interest income for the six months ended June 30, 2010 was primarily due to interest earned on notes receivable.

Other income for the six months ended June 30, 2010 consisted primarily of a $1.8 million gain recognized on our valuation of DSC offset by losses recognized on the fair value of derivatives and losses related to foreign currency exchanges. Other expense for the six months ended June 30, 2009 was $0.5 million and was primarily due to other than temporary loss recognized on available for sale securities offset by gains on derivatives and rental income.

Provision for Income Taxes

Our effective tax rate for the six months ended June 30, 2010 was approximately 16.9%, resulting in a benefit for income taxes. The effective tax rate for the six months differs from the statutory rate primarily as the result of the application of a valuation allowance against the net income tax benefit for the year. In addition, for the six months ended June 30, 2010, we reversed an uncertain tax position accrual of $4.5 million into the current period’s tax provision after a favorable review by the Canadian Revenue Agency. The recognition of this tax benefit resulted in a benefit to the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
	(in thousands)
Summary Financial Position
Cash and cash equivalents	$171,724	$203,312
Working capital	175,095	192,747
Total assets	1,060,120	1,068,380
Total equity	851,607	846,265

	Six Months Ended June 30,
	2010	2009
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$3,231	$15,016
Purchases of property, plant and equipment	(34,918)	(68,382)
Cash from consolidation of DSC	15,099	—
Cash paid for acquisition	(5,754)	—
Purchases of investments and marketable securities	(3,000)	—
Purchases of other equity investments	(7,529)	—
Investment in notes receivable	(10,000)	—
Proceeds from sale of subsidiary	—	2,046
Proceeds from sale of marketable securities	—	3,676
Financing activities	11,396	(589)

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $3.2 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $15.0 million for the same period in 2009. The decrease in cash provided by operations of $11.8 million was primarily due to a decrease in net cash collateral for reacquisition of agreement (net of reacquisition payable) and increases in inventory and accounts payable and accrued expenses. These decreases were partially offset by increased gross margins from Abraxane and other product sales and decreases in accounts receivable and prepaid expenses.

Investing Activities

Our investing activities have primarily included capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure and to acquire various intellectual property rights.

Net cash used for the acquisition of property, plant and equipment for the six months ended June 30, 2010 totaled $34.9 million. The majority of this amount related to expenditures for the development of our Costa Mesa research facility and modernization of our Melrose Park, Illinois and Phoenix, Arizona manufacturing facilities. For the six months ended June 30, 2010, we paid $5.8 million for the acquisition of a diagnostic company and our cash balance increased $15.1 million when we obtained control of DSC. During the first six months in 2010, we purchased marketable securities of $3.0 million and other equity investments of $7.5 million. Additionally, for the six months ended June 30, 2010 we made an investment in notes receivable of $10.0 million.

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

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 represented cash received upon the exercise of stock options and a contribution for the RSU Plan II compensation.

Sources of Financing and Capital Requirements

Our primary source of liquidity has been cash from operations and the $700 million cash contribution we received in connection with our separation from APP Pharmaceuticals, Inc. in November 2007. We believe our cash and cash equivalents on hand, together with any cash generated from operations, will be sufficient to finance our operations and our obligations for at least the next twelve months. In the event we engage in future acquisitions or significant capital projects or significantly reduce our available cash resources, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued a new accounting standard which amends guidance regarding consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity (the “QSPE”). This standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the standard requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This standard was effective for us beginning on January 1, 2010. Adoption of this standard did not have a material impact on our consolidated financial statements.

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

We are also exposed to equity price risks on marketable equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. We regularly review the market prices of these investments for impairment purposes. For the three and six months ended June 30, 2010, we did not recognize any other than temporary impairment loss.

Interest Rate Risk: As of June 30, 2010, we had no debt obligations outstanding. Consequently, we have minimal current exposure to changes in interest rates on borrowings.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of June 30, 2010.

During the three months ended June 30, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Our company, the members of our board of directors and Celgene are named as defendants in putative class action lawsuits brought by our stockholders challenging the pending merger between our company and Celgene in Los Angeles County Superior Court. The plaintiffs in such actions assert claims for breaches of fiduciary duty arising out of the merger and allege that our directors engaged in self-dealing and obtained for themselves personal benefits and have failed or are failing to provide stockholders with material information relating to the merger. The plaintiffs also allege claims for aiding and abetting breaches of fiduciary duty against our company and Celgene. These lawsuits generally seek, among other things, to enjoin the defendants from consummating the merger until such time as we:

•	adopt and implement a procedure or process to obtain the highest possible price for stockholders;

•	disclose all material information to stockholders regarding the merger; and

•	institute a majority of the minority vote provision.

In addition, certain legal proceedings in which we are involved are discussed in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material developments to the legal proceedings discussed in our 2009 Annual Report.

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

Our future profitability is highly dependent upon the strong market acceptance of Abraxane®. For the year ended December 31, 2009 and six months ended June 30, 2010 and 2009, total Abraxane® revenue was $314.5 million, $170.0 million and $145.8 million, respectively. Because Abraxane® is our primary product, Abraxane® revenue represented approximately 69% and 88% of our revenues for the six months ended June 30, 2010 and year ended December 31, 2009, respectively. We anticipate that sales of Abraxane® will remain a substantial portion of our total revenue over the next several years. However, a number of pharmaceutical companies are working to develop alternative formulations of paclitaxel and other cancer drugs and therapies, any of which may compete directly or indirectly with Abraxane® and which might adversely affect the commercial success of Abraxane®.

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

Our products generally must receive appropriate regulatory clearance before they can be sold in a particular country, including the United States. We may encounter delays in the introduction of a product as a result of, among other things, insufficient or incomplete submissions to the FDA for approval of a product, objections by another company with respect to our submissions for approval, new patents by other companies, patent challenges by other companies which result in a 180-day exclusivity period, and changes in regulatory policy during the period of product development or during the regulatory approval process. Regulatory agencies have the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to current good manufacturing practices for that particular product or in general. We may be subject from time to time to product recalls initiated by us or by regulatory authorities. In September and October 2009, we voluntarily initiated a global recall of a total of twenty-five lots of Abraxane®manufactured at the Grand Island, New York facility as a result of particulate matter observed in a small number of vials from the recalled lots. Delays in obtaining regulatory approvals, the revocation of a prior approval, or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

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

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Effective January 1, 2006, we received a unique reimbursement “J” code for Abraxane® from the Centers for Medicare and Medicaid Services. That code allows providers to bill Medicare for the use of Abraxane®. We believe that most major insurers reimburse providers for Abraxane® use consistent with the FDA-approved indication, which we believe is consistent with the reimbursement practices of major insurers for other drugs containing paclitaxel for the same indication. However, the newly enacted Health Care Reform Act has provided sweeping health care reform, which may impact the prices of drugs. In addition to the newly enacted federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, including the impact of the Health Care Reform Act, could adversely impact our business and future results. Medicare, Medicaid and other governmental reimbursement legislation or programs govern drug coverage and reimbursement levels in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. Effective January 1, 2010, the Health Care Reform Act required an increase in the Medicaid rebate rate for certain pharmaceutical products.

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

All of the shares of our common stock issued in connection with the separation, other than shares issued to our affiliates, are eligible for immediate resale in the public market. Although shares issued to our affiliates are not immediately freely tradable, we have granted registration rights to the former ABI shareholders, including our executive chairman. Under the registration rights agreement, the former ABI shareholders will have the right to require us to register all or a portion of the shares of our common stock they received in connection with the separation. In addition, the former ABI shareholders may require us to include their shares in future registration statements that we file and our executive chairman may require us to register shares for resale on a Form S-3 registration statement. 2,000,000 shares of our common stock held by our executive chairman have been registered on the registration statement on Form S-3 that was declared effective by the SEC on July 2, 2009. Upon registration, the registered shares generally will be freely tradeable in the public market without restriction. However, in connection with any underwritten offering, the holders of registrable securities will agree to lock up any other shares for up to 90 days and will agree to a limit on the maximum number of shares that can be registered for the account of the holders of registrable securities under so-called “shelf” registration statements. Substantial sales of our shares, or the perception that such sales might occur, could depress the market price for our shares. Our executive chairman and entities affiliated with him beneficially own approximately 80% of our outstanding common stock.

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

We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our executive chairman (who with members of his immediate family and entities affiliated with him beneficially own approximately 80% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.

Risks Relating to the Proposed Acquisition of Our Company by Celgene

We cannot assure you that the proposed acquisition of our company by Celgene will be consummated.

Consummation of the proposed acquisition of our company by Celgene is subject to the satisfaction of various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions described in the merger agreement. We cannot guarantee that these closing conditions will be satisfied or that the proposed acquisition will be successfully completed. In the event that the proposed acquisition is not completed:

•	management’s and our employees’ attention from our day-to-day business may be diverted because matters related to the proposed acquisition require substantial commitments of time and resources;

•	we may lose key employees as the result of the announcement or completion of the proposed acquisition;

•	our relationships with customers, suppliers and vendors may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•	we must pay costs and expenses related to the proposed acquisition, such as legal and accounting fees, whether or not the proposed merger is completed;

•	under certain circumstances, we may be required to pay a termination (break-up) fee of up to $145 million if the proposed acquisition is not completed; and

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed acquisition will be completed.

Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock.

The proposed acquisition may impair our ability to attract or retain officers or key employees and may adversely affect our relationships with key customers and suppliers.

The announcement and completion of the proposed acquisition may have a negative impact on our ability to attract and retain officers and other key employees and may adversely affect our relationships with key customers and suppliers. These events could have a material negative impact on our results of operations and financial condition.

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
Mitchell K. Fogelman
Senior Vice President of Finance
(Principal Financial and Accounting Officer)

Date: August 5, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

2.2	Agreement and Plan of Merger, dated as of June 30, 2010, among Celgene Corporation, Artistry Acquisition Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2010)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Specimen Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment #2 to Form 10 Registration Statement with the Securities and Exchange Commission on October 24, 2007)

4.3	Registration Rights Agreement by and among the Registrant and certain stockholders of the Registrant as set forth therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.1	Separation and Distribution Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (Reference is made to Exhibit 2.1 hereto)

10.2	Tax Allocation Agreement among APP Pharmaceuticals, Inc., Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.3	Transition Services Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.4	Employee Matters Agreement among APP Pharmaceuticals, Inc., APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.5*	Manufacturing Agreement between APP Pharmaceuticals, LLC and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.8	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

Exhibit Number	Description
10.09	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.10	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #1 to Form 10 Registration Statement with the Securities and Exchange Commission on October 5, 2007)

10.11	Employment Agreement, dated January 25, 2006, between the Registrant and Carlo Montagner (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12	Standard Form Office Lease, dated March 24, 2006, between the Registrant and California State Teacher’s Retirement System, as amended on May 26, 2006, for the premises located at 11755 Wilshire Boulevard, Los Angeles, California (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.13	Co-Promotion Strategic Marketing Services Agreement, dated April 26, 2006, between the Registrant and AstraZeneca UK Limited (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14	Abraxis BioScience, Inc. 2007 Stock Incentive Plan, including forms of agreement thereunder (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.15	American BioScience, Inc. Restricted Stock Unit Plan I, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.16	American BioScience, Inc. Restricted Stock Unit Plan II, including a form of agreement thereunder (incorporated by reference to Old Abraxis’ Registration Statement on Form S-8 (File No. 333-133364) filed with the Securities and Exchange Commission on April 18, 2006)

10.17	Agreement, dated April 18, 2006, between the Registrant and RSU LLC (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.18*	Aircraft Purchase and Sale Agreement (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006)

10.19	Escrow Agreement, dated April 18, 2006, by and among Abraxis BioScience, our chief executive officer and Fifth Third Bank (incorporated by reference to Old Abraxis’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006).

10.20*	License Agreement, dated as of May 27, 2005, between the Registrant and Taiho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment #3 to Form 10 Registration Statement with the Securities and Exchange Commission on November 2, 2007)

10.21	Agreement between APP Pharmaceuticals, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 20, 2007)

10.22	Employment Agreement, dated as of May 22, 2008, between the Registrant and David O’Toole (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008)

10.23	Employment Agreement, dated as of October 6, 2008, between the Registrant and Edward Geehr, M.D. (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.24	Termination Agreement dated as of November 19, 2008, between Abraxis BioScience, LLC and AstraZeneca UK Limited (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2009)

Exhibit Number	Description
10.25	Employment Agreement, dated as of April 29, 2009, between the Registrant and Leon O. Moulder, Jr. (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2009)

10.26	Offer of Employment by Registrant to Richard J. Rodgers (incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 9, 2009)

10.27	Offer of Employment by Registrant to Mary Lynne Hedley (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 9, 2009)

10.28	Offer of Employment by Registrant to Mitchell K. Fogelman (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with Securities and Exchange Commission on March 12, 2010)

10.29	Retention Agreement, dated as of June 25, 2010, between the Registrant and Bruce Wendel (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with Securities and Exchange Commission on July 1, 2010)

10.30	Voting Agreement, dated as of June 30, 2010, among the Registrant, Celgene Corporation, Artistry Acquisition Corp. and the signatory stockholders thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with Securities and Exchange Commission on July 1, 2010)

10.31	Form of Contingent Value Rights Agreement to be entered into by and among Celgene Corporation and Trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with Securities and Exchange Commission on July 1, 2010)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.